Form 10-Q
period 2019-01-31
Quick Start Holdings, Inc.
filed 2019-04-25
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-56016

QUICK START HOLDINGS, INC.

------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

DELAWARE	83-3492907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N. Wickham Road, Suite 130

Melbourne, Florida 32935

-----------------------------------------------------------

(Address of principal executive offices)

(ZIP Code)

(888) 337-0468

---------------------------------------------

(Registrant’s telephone number, including area code)

N/A

----------------------------------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

572,364,574 shares of common stock, $0.001 par value, outstanding as of April 24, 2019.

QUICK START HOLDINGS, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statement

Quick Start Holdings, Inc.
Balance Sheets
(Unaudited)

	January 31, 2019	October 31, 2018

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,750	$3,000

Total current liabilities	9,750	3,000

TOTAL LIABILITIES	$9,750	$3,000

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of January 31, 2019 and October 31, 2018)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of January 31, 2019 and October 31, 2018)	572,365	572,365

Additional paid in capital	(563,779)	(570,989)

Accumulated deficit	(18,336)	(4,376)
Total Stockholders' deficit	(9,750)	(3,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

4

Quick Start Holdings, Inc. Statement of Operations (Unaudited)
For the Three Months Ended January 31, 2019

Operating expenses

General and administrative expenses	$13,960
Total operating expenses	13,960

Net loss	$(13,960)

Basic and Diluted net loss per common share	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

Quick Start Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,960)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	7,210
Changes in current assets and liabilities:
Accrued expenses	6,750
Net cash used in operating activities	—

Net change in cash	$—
Beginning cash balance	—
Ending cash balance	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—
Income taxes paid	$—

The accompanying notes are an integral part of these unaudited financial statements.

QUICK START HOLDINGS, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization, Description of Business and Basis of Presentation

Quick Start Holdings, Inc. (we, us, our, the “Company,” or the “Registrant”) was incorporated on September 4, 2018 in the State of Delaware.

USSE Corp. and USSE Delaware Merger

USSE Corp., a Nevada Corporation (“USSE Corp.”), was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants, Inc. (“C&A Restaurants”). On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

Effective September 19, 2018, USSE Corp. re-domiciled from Nevada to Delaware pursuant to a merger of USSE Corp. with and into USSE Delaware, Inc., a Delaware corporation (“USSE Delaware” or “Predecessor”), with USSE Delaware as the surviving entity (the “Re-domestication Merger”). Each share of USSE Corp.’s capital stock issued and outstanding immediately prior to the effective date of the Re-domestication Merger was automatically converted into one fully paid and nonassessable share of USSE Delaware.

Immediately following the Re-domestication Merger, USSE Delaware was authorized to issue up to 1,005,000,000 shares, which consisted of: (i) 1,000,000,000 shares of common stock, par value $0.001 per share, of which 66,397,574 shares were issued and outstanding at such date; (ii) 5,000,000 shares of preferred stock, par value $0.001 per share, of which (a) 1,000,000 shares were designated as Convertible Series A, all of which were issued and outstanding at that date; and (b) 500,000 shares were designated as Convertible Series B, of which 71,700 Convertible Series B preferred shares were issued and outstanding at that date.

Holding Company Reorganization

On September 4, 2018, USSE Delaware acquired 1,000 shares of common stock of the Company, which represented 100% of the Company’s then-outstanding shares of common stock, for no consideration, resulting in the Company becoming a wholly-owned subsidiary of USSE Delaware. Also, immediately prior to the Holding Company Reorganization (as defined below), USSE Merger Sub, Inc., a Delaware corporation (“USSE Merger Sub”), was our wholly-owned subsidiary.

Effective on September 19, 2018 (the “Effective Time”), and in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”), USSE Delaware, our then parent, merged with and into USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and our direct wholly-owned subsidiary, with USSE Delaware as the surviving corporation and our wholly-owned subsidiary (“Holding Company Reorganization”). At the Effective Time, and as a result of the Holding Company Reorganization, the separate corporate existence of USSE Merger Sub ceased, and USSE Delaware changed its name to USSE Corp., which then became our wholly-owned subsidiary. The Holding Company Reorganization also resulted in the conversion of securities of USSE Delaware into identical and equivalent securities of the Company and the stockholders of USSE Delaware became the stockholders of the Company.

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the Effective Time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of the Company’s common stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid, and non-assessable share of the Company’s preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitation, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock.

Additionally, any shares held by the Company in the Predecessor were cancelled. This resulted in the Company being authorized to issue up to 1,005,000,000 shares, which consisted of: (i) 1,000,000,000 shares of common stock, par value $0.001 per share, of which 66,397,574 shares were issued and outstanding; (ii) 5,000,000 shares of preferred stock, par value $0.001 per share, of which (a) 1,000,000 shares were designated as Convertible Series A, all of which were issued and outstanding; and (b) 500,000 shares were designated as Convertible Series B, of which 71,700 shares of Convertible Series B preferred stock were issued and outstanding.

Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B Preferred Stock to GMRZ Holdings LLC, a Nevada limited liability company (“GRMZ”) for services rendered to the Company.

Commensurate with the filing of our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 22, 2018, every issued and outstanding share of Convertible Series A preferred stock was converted into 1.25 shares of common stock with shareholders’ economic rights preserved. Additionally, at the same time, every share of Convertible Series B preferred stock, issued and outstanding was converted into ten shares of common stock with stockholders’ economic rights adversely affected in the conversion. Immediately following the conversion of the aforementioned shares, and upon filing of the Amended and Restated Certificate of Incorporation, the authorized and unissued shares of Convertible Series A and Convertible Series B preferred stock were cancelled. As of October 22, 2018, Convertible Series A and Series B preferred stock were removed from the status of authorized but unissued preferred stock.

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”), by and among the Company, GMRZ, and Kaival Brands Innovations Group, LLC, a Delaware limited liability company (“KBIG”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KBIG, and KBIG paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KBIG becoming the Company’s largest controlling stockholder. The sole members of KBIG are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KBIG.

Currently, we have 572,364,574 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. KBIG, which is owned and controlled by Nirajkumar Patel and Eric Mosser, is our controlling stockholder, owning 504,000,000 shares of our restricted common stock.

As of January 31, 2019, the Company had not yet commenced any business operations.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent financial statements for the period ended October 31, 2018 filed with the Securities and Exchange Commission in connection with its Amendment No. 3 to Registration Statement on Form 10-12G. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the period ended October 31, 2018, as reported in the filed Amendment No. 3 to the Registration Statement on Form 10-12G, have been omitted.

Note 2 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 3 – Stockholder Equity

Additional Paid-In Capital

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $7,210 during the three months ended January 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is considered additional paid-in capital.

Note 4 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 5 – Subsequent Events

Management has reviewed financial transactions for the Company subsequent to January 31, 2019 and has found that, with the exception of a contribution by Eric Mosser to the Company in the amount of $600 on April 14, 2019, which contribution is to be used for accounting expenses, there was nothing material to disclose.  This is considered to be a contribution to the Company with no expectation of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Financial Statements and notes thereto and our Registration Statement on Form 10-12G, which contains audited Financial Statements and notes thereto for the period ended October 31, 2018. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Corporate History

We were incorporated on September 4, 2018 in the State of Delaware.

USSE Corp. and USSE Delaware Merger

USSE Corp. was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants. On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

Effective September 19, 2018, USSE Corp. re-domiciled from Nevada to Delaware pursuant to a merger of USSE Corp. with and into USSE Delaware, with USSE Delaware as the surviving entity. Each share of USSE Corp.’s capital stock issued and outstanding immediately prior to the effective date of the Re-domestication Merger was automatically converted into one fully paid and nonassessable share of USSE Delaware.

Immediately following the Re-domestication Merger, USSE Delaware was authorized to issue up to 1,005,000,000 shares, which consisted of: (i) 1,000,000,000 shares of common stock, par value $0.001 per share, of which 66,397,574 shares were issued and outstanding at such date; and (ii) 5,000,000 shares of preferred stock, par value $.001 per share, of which (a) 1,000,000 shares were designated as Convertible Series A, all of which were issued and outstanding at that date; and (b) 500,000 shares were designated as Convertible Series B, of which 71,700 shares of Convertible Series B preferred stock were issued and outstanding at that date.

Holding Company Reorganization

On September 4, 2018, USSE Delaware acquired 1,000 shares of common stock of the Company, which represented 100% of the Company’s then-outstanding shares of common stock, for no consideration, resulting in the Company becoming a wholly-owned subsidiary of USSE Delaware. Also, immediately prior to the Holding Company Reorganization, USSE Merger Sub was our wholly-owned subsidiary.

At the Effective Time, and in accordance with the provisions set forth in Section 251(g) of the DGCL, USSE Delaware, our then parent, merged with and into USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and our direct wholly-owned subsidiary, with USSE Delaware as the surviving corporation and our wholly-owned subsidiary. At the Effective Time, and as a result of the Holding Company Reorganization, the separate corporate existence of USSE Merger Sub ceased, and USSE Delaware changed its name to USSE Corp., which then became the our wholly-owned subsidiary. The Holding Company Reorganization also resulted in the conversion of securities of USSE Delaware into identical and equivalent securities of the Company and the stockholders of USSE Delaware became the stockholders of the Company.

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the Effective Time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of the Company’s common stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid, and non-assessable share of the Company’s preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitation, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock.

Additionally, any shares held by the Company in the Predecessor were cancelled. This resulted in the Company being authorized to issue up to 1,005,000,000 shares, which consisted of: (i) 1,000,000,000 shares of common stock, par value $0.001 per share of which 66,397,574 shares were issued and outstanding; (ii) 5,000,000 shares of preferred stock, par value $0.001 per share, of which (a) 1,000,000 shares were designated as Convertible Series A, all of which were issued and outstanding; and (b) 500,000 shares were designated as Convertible Series B, of which 71,700 shares of Convertible Series B preferred stock were issued and outstanding.

Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B preferred stock to GMRZ for services rendered to the Company.

Commensurate with the filing of our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 22, 2018, every issued and outstanding share of Convertible Series A preferred stock was converted into 1.25 shares of common stock with stockholders’ economic rights preserved. Additionally, at the same time, every share of Convertible Series B preferred stock issued and outstanding was converted into ten shares of common stock with stockholders’ economic rights adversely affected in the conversion. Immediately following the conversion of the aforementioned shares, and upon filing of the Amended and Restated Certificate of Incorporation, the authorized and unissued shares of Convertible Series A and Convertible Series B preferred stock were cancelled. As of October 22, 2018, the Convertible Series A and Series B preferred stock were removed from the status of authorized but unissued preferred stock.

On February 6, 2019, the Company entered into the non-binding Agreement by and among the Company, GMRZ, and KBIG, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KBIG, and KBIG paid GMRZ consideration in the amount set forth in the Agreement. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KBIG becoming the Company’s largest controlling stockholder. The sole members of KBIG are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KBIG.

Concurrently with the closing of the transactions contemplated by the Agreement, on February 20, 2019, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. The resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.  On February 20, 2019, Mr. Nirajkumar Patel was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and director. There was no arrangement or understanding among Mr. Patel and any other person pursuant to which he was appointed as a director and officer of the Company. Also on February 20, 2019, Mr. Eric Mosser was appointed as Chief Operating Officer, Secretary, and director. There was no arrangement or understanding among Mr. Mosser and any other person, pursuant to which he was appointed as a director and officer of the Company.

Business Overview

Since inception, the Company has been engaged in limited organizational efforts; however, the Company intends to commence business operations in the near term. Currently, the Company is exploring and evaluating various business opportunities, which may include entering into distribution or other contractual arrangements, or acquiring the assets of an existing company. As of the date of this Quarterly Report, the Company has not entered into any agreements concerning any business activities.

The Company, based on current and proposed business activities, is considered a “blank check” company. The SEC defines a “blank check” company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

In addition, the Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities, and increases the number of stockholders a company must have before becoming subject to the SEC’s reporting and disclosure rules. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are currently exploring and evaluating business opportunities, which may include entering into distribution or other contractual arrangements or acquiring the assets of an existing company. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or commencement of business operations, rather than immediate, short-term earnings. We anticipate exploring potential business opportunities within the electronic cigarettes and vaporizers and CBD industries as a result of our management’s prior and current business experience within such industries. Management envisions that such business opportunities would result in us commencing business operations without having to otherwise consummate a business combination. We have not entered into any definitive agreements with any party; however, we have engaged in discussions with various parties regarding potential business opportunities.

In the event that management is unable to otherwise commence business operations, and determines that it is necessary to engage in one or more business combinations, we may consider a business that has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with us could provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that we will have greater access to capital due to our public company status and, therefore, a business combination with an operating company in need of additional capital may expose us to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control that may occur in a public offering. We do not anticipate paying a finder’s fee, either in cash or through the issuance of securities, for the consummation of any business acquisition the Company makes pursuant to its current business plan.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may commence business opportunities or combine with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We intend to search for business opportunities by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms, and attorneys notwithstanding us contacting any business directly. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will identify any viable business opportunities.

The risks we may face if we are unable to commence business operations, if such business operations are unsuccessful, if we are unable to acquire or merger with another entity, or if such acquisition or merger is unsuccessful, include, but are not limited to, difficulty in achieving future financing, continuing operations, bankruptcy, litigation, and increasing business operations on a limited or no budget.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and opportunities for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors. At this time, we are entirely reliant upon cash contributions made by our officers and directors to pay for any and all expenses.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately between $5,000 and $10,000, or more. If we pursue any mergers or acquisitions, we anticipate incurring expenses of approximately between $10,000 and $20,000, or more, to pay for legal fees and audit fees. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Nirajkumar Patel and Mr. Eric Mosser, our officers and directors, or other stockholders. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will attempt to require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

To date, we have had no discussions with our officers and directors, Mr. Nirajkumar Patel and Mr. Eric Mosser, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Patel, Mr. Mosser, or other investors do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations

We have negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will be devoting our efforts to exploring and evaluating business opportunities, which may include merger or acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company or otherwise commence business operations, and ultimately, achieve profitable operations.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of January 31, 2019, the Company had no assets. The Company’s current liabilities as January 31, 2019 totaled $9,750, which consisted of accrued expenses.

The Company had no cash flows from operating activities for the three months ended January 31, 2019. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from September 4, 2018 (inception), through January 31, 2019. It is unlikely that the Company will have any revenues unless it is able to identify suitable business opportunities and commence operations, of which there can be no assurance. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable business opportunities.

For the three months ended January 31, 2019, the Company had a net loss of $13,960, which consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Emerging Growth Company

As an EGC under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Chances in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

10.1	Share Purchase Agreement between Quick Start Holdings, Inc., GMRZ Holdings, LLC, and Kaival Innovations Group, LLC, dated February 6, 2019, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICK START HOLDINGS, INC.

Date: April 25, 2019	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer

