Form 10-Q
period 2019-04-30
Quick Start Holdings, Inc.
filed 2019-06-12
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

N/A

----------------------------------------------------------------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

572,364,574 shares of common stock, $0.001 par value, outstanding as of June 10, 2019.

1

QUICK START HOLDINGS, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statement

Quick Start Holdings, Inc.
Balance Sheets
(Unaudited)

	April 30, 2019	October 31, 2018

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,025	$3,000

Total current liabilities	9,025	3,000

TOTAL LIABILITIES	$9,025	$3,000

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 30, 2019 and October 31, 2018)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of April 30, 2019 and October 31, 2018)	572,365	572,365

Additional paid in capital	(558,829)	(570,989)

Accumulated deficit	(22,561)	(4,376)
Total Stockholders' deficit	(9,025)	(3,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

4

Quick Start Holdings, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended April 30, 2019	Six Months Ended April 30, 2019
Operating expenses
General and administrative	$4,225	$18,185
Total operating expenses	4,225	18,185
Net loss	$(4,225)	(18,185)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – Basic and Diluted	572,364,574	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

Quick Start Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Six Months Ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,185)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	12,160
Changes in current assets and liabilities:
Accrued expenses	6,025
Net cash used in operating activities	—

Net change in cash	$—
Beginning cash balance	—
Ending cash balance	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—
Income taxes paid	$—

The accompanying notes are an integral part of these unaudited financial statements.

Quick Start Holdings, Inc.
Statement of Changes in Stockholders’ Deficit
For the Six Months ended April 30, 2019 (Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2018	—	—	$—	—	572,364,574	$572,365	$(570,989)	$(4,376)	$(3,000)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—	—	7,210	—	7,210
Net loss	—	—	—	—	—	—	—	(13,960)	(13,960)
Balances, January 31, 2019	—	—	—	—	572,364,574	$572,365	$(563,779)	$(18,336)	$(9,750)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—	—	4,950	—	4,950
Net loss	—	—	—	—	—	—	—	(4,225)	(4,225)
Balances, April 30, 2019	—	—	$—	—	572,364,574	$572,365	$(558,829)	$(22,561)	$(9,025)

The accompanying notes are an integral part of these unaudited financial statements.

QUICK START HOLDINGS, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization, Description of Business and Basis of Presentation

Quick Start Holdings, Inc. (we, us, our, the “Company,” or the “Registrant”) was incorporated on September 4, 2018 in the State of Delaware.

USSE Corp. and USSE Delaware Merger

USSE Corp., a Nevada Corporation (“USSE Nevada”), was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants, Inc. (“C&A Restaurants”). On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

Effective September 19, 2018, USSE Nevada re-domiciled from Nevada to Delaware pursuant to a merger of USSE Nevada with and into USSE Delaware, Inc., a Delaware corporation (“USSE Delaware”), with USSE Delaware as the surviving entity (the “Re-domestication Merger”). Each share of USSE Nevada’s common stock issued and outstanding immediately prior to the effective date of the Re-domestication Merger was automatically converted into one fully paid and nonassessable share of USSE Delaware.

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

Holding Company Reorganization

On September 4, 2018, USSE Delaware acquired 1,000 shares of common stock of the Company, which represented 100% of the Company’s then-outstanding shares of common stock, for no consideration, resulting in the Company becoming a wholly-owned subsidiary of USSE Delaware. Also, immediately prior to the Holding Company Reorganization (as defined below), USSE Merger Sub, Inc., a Delaware corporation (“USSE Merger Sub”), was the Company’s wholly-owned subsidiary.

On September 19, 2018 (the “Effective Time”), and in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”), USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and the Company’s direct wholly-owned subsidiary merged with and into USSE Delaware, the Company’s then parent (the “Holding Company Reorganization”). USSE Delaware was the surviving corporation and the Company’s wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the Effective Time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of the Company’s common stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid, and non-assessable share of the Company’s preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitations, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock. Each share of the Company’s common stock issued and outstanding and held by USSE Delaware immediately prior to the Effective Time was cancelled.

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

Commensurate with the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 22, 2018, every issued and outstanding share of Convertible Series A preferred stock was converted into 1.25 shares of common stock with shareholders’ economic rights preserved. Additionally, at the same time, every share of Convertible Series B preferred stock, issued and outstanding was converted into ten shares of common stock with stockholders’ economic rights adversely affected in the conversion. Immediately following the conversion of the aforementioned shares, and upon filing of the Amended and Restated Certificate of Incorporation, the authorized and unissued shares of Convertible Series A and Convertible Series B preferred stock were cancelled. As of October 22, 2018, Convertible Series A and Series B preferred stock were removed from the status of authorized but unissued preferred stock.

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”), by and among the Company, GMRZ, and Kaival Holdings, LLC, a Delaware limited liability company (formerly known as Kaival Brands Innovations Group, LLC) (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

Currently, we have 572,364,574 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. KH, which is owned and controlled by Nirajkumar Patel and Eric Mosser, is our controlling stockholder, owning 504,000,000 shares of our restricted common stock.

As of April 30, 2019, the Company had not yet commenced any business operations.

On May 29, 2019, we formed Kaival Brands Innovations Group, Inc., a Delaware corporation (“KBIG”), as our wholly-owned subsidiary.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the period ended October 31, 2018 contained in Amendment No. 3 to Registration on Form 10-12G filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the period ended October 31, 2018, as reported in the filed Amendment No. 3 to the Registration Statement on Form 10-12G, have been omitted.

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

Note 3 – Stockholder Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $3,000 during the six months ended April 30, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $1,825 during the six months ended April 30, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $7,335 during the six months ended April 30, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Note 4 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 5 – Subsequent Events

Management has reviewed financial transactions for the Company subsequent to April 30, 2019 and has found that, with the exception of a contribution by Eric Mosser to the Company in the amount of $1,100, which contribution is to be used for accounting expenses and filing fees, there was nothing material to disclose.  This is considered to be a contribution to the Company with no expectation of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and six months ended April 30, 2019 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the period ended October 31, 2018 contained in our Registration Statement on Form 10-12G. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Corporate History

We were incorporated on September 4, 2018 in the State of Delaware.

USSE Corp. and USSE Delaware Merger

USSE Nevada was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants. On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

Effective September 19, 2018, USSE Nevada re-domiciled from Nevada to Delaware pursuant to a merger of USSE Nevada with and into USSE Delaware, with USSE Delaware as the surviving entity. Each share of USSE Nevada’s common stock issued and outstanding immediately prior to the effective date of the Re-domestication Merger was automatically converted into one fully paid and nonassessable share of USSE Delaware.

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

Holding Company Reorganization

On September 4, 2018, USSE Delaware acquired 1,000 shares of common stock of the Company, which represented 100% of the Company’s then-outstanding shares of common stock, for no consideration, resulting in the Company becoming a wholly-owned subsidiary of USSE Delaware. Also, immediately prior to the Holding Company Reorganization, USSE Merger Sub was the Company’s wholly-owned subsidiary.

At the Effective Time, and in accordance with the provisions set forth in Section 251(g) of the DGCL, USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and the Company’s direct wholly-owned subsidiary, merged with and into USSE Delaware, the Company’s then parent. USSE Delaware was the surviving corporation and the Company’s wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the Effective Time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of the Company’s common stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid, and non-assessable share of the Company’s preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitations, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock. Each share of the Company’s common stock issued and outstanding and held by USSE Delaware immediately prior to the Effective Time was cancelled.

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

Commensurate with the filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 22, 2018, every issued and outstanding share of Convertible Series A preferred stock was converted into 1.25 shares of common stock with stockholders’ economic rights preserved. Additionally, at the same time, every share of Convertible Series B preferred stock issued and outstanding was converted into ten shares of common stock with stockholders’ economic rights adversely affected in the conversion. Immediately following the conversion of the aforementioned shares, and upon filing of the Amended and Restated Certificate of Incorporation, the authorized and unissued shares of Convertible Series A and Convertible Series B preferred stock were cancelled. As of October 22, 2018, the Convertible Series A and Series B preferred stock were removed from the status of authorized but unissued preferred stock.

On February 6, 2019, the Company entered into the non-binding Agreement by and among the Company, GMRZ, and KH, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

Concurrently with the closing of the transactions contemplated by the Agreement, on February 20, 2019, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. The resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.  On February 20, 2019, Mr. Nirajkumar Patel was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and director. There was no arrangement or understanding among Mr. Patel and any other person pursuant to which he was appointed as a director and officer of the Company. Also, on February 20, 2019, Mr. Eric Mosser was appointed as Chief Operating Officer, Secretary, and director. There was no arrangement or understanding among Mr. Mosser and any other person, pursuant to which he was appointed as a director and officer of the Company.

Business Overview

Since inception, we have been engaged in limited organizational efforts. We are currently exploring and evaluating business opportunities, which may include entering into distribution or other contractual arrangements or acquiring the assets of an existing company. We anticipate exploring potential business opportunities within the electronic cigarettes and vaporizers and CBD industries as a result of our management’s prior and current business experience within such industries. Management envisions that such business opportunities would result in us commencing business operations without having to otherwise consummate a business combination. As of the date of this Quarterly Report, we have not entered into any definitive agreements with any party; however, we have engaged in discussions with various parties regarding potential business opportunities. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or commencement of business operations, rather than immediate, short-term earnings.

In the event that management is unable to otherwise commence business operations, and determines that it is necessary to engage in one or more business combinations, we may consider a business that has recently commenced operations, including an entity without an established record of sales or earnings, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with us could provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize our stock to make acquisitions. However, there is no assurance that we will have greater access to capital due to our public company status and, therefore, a business combination with an operating company in need of additional capital may expose us to additional risks and challenges, including risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may commence business operations or combine with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control that may occur in a public offering. We do not anticipate paying a finder’s fee, either in cash or through the issuance of securities, for the consummation of any business acquisition.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately $15,000, or more. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Nirajkumar Patel and Mr. Eric Mosser, our officers and directors, or other stockholders or investors; however, to date, we have had no discussions with these parties regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. Obviously, if our officers and directors, or other stockholders or investors do not loan or invest sufficient funds, then we will not be able to meet our reporting obligations.

If we pursue any mergers or acquisitions, we anticipate incurring expenses of approximately between $10,000 and $20,000, or more, to pay for legal fees and audit fees. If we enter into a business combination with a target entity, we will attempt to require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

Going Concern

We have negative working capital, a stockholder deficit, and have no source of revenues. These conditions raise substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will be devoting our efforts to exploring and evaluating business opportunities, which may include merger or acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, or otherwise commence business operations, and ultimately, achieve profitable operations.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of April 30, 2019, the Company had no assets. The Company’s current liabilities as April 30, 2019 totaled $9,025, which consisted of accrued expenses.

The Company had no cash flows from operating activities for the six months ended April 30, 2019. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from September 4, 2018 (inception), through April 30, 2019. It is unlikely that the Company will have any revenues unless it is able to identify suitable business opportunities and commence operations, of which there can be no assurance. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable business opportunities.

For the three and six months ended April 30, 2019, the Company had a net loss of $4,225 and $18,185, respectively, which consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

“Blank Check” and Shell Company

We considered a “blank check” company based on our current and proposed business activities. The Securities and Exchange Commission defines a “blank check” company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Pursuant to Rule 12b-2 promulgated under the Exchange Act, we also qualify as a shell company, because we have no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Emerging Growth Company

In addition, we are an “emerging growth company,” that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the Securities and Exchange Commission’s reporting and disclosure rules. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2019.

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

Chances in Internal Control over Financial Reporting

During the quarter ended April 30, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

10.1	Share Purchase Agreement between Quick Start Holdings, Inc., GMRZ Holdings, LLC, and Kaival Innovations Group, LLC, dated February 6, 2019, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2019, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUICK START HOLDINGS, INC.

Date: June 12, 2019	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer

