Form 10-Q
period 2019-07-31
Kaival Brands Innovations Group, Inc.
filed 2019-09-10
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-56016

KAIVAL BRANDS INNOVATIONS GROUP, INC.

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

(ZIP Code)

(833) 452-4825

---------------------------------------------

(Registrant’s telephone number, including area code)

QUICK START HOLDINGS, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

572,364,574 shares of common stock, $0.001 par value, outstanding as of September 10, 2019.

1

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FKA QUICK START HOLDINGS, INC.

FORM 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I Financial Information

Item 1 Financial Statement

Kaival Brands Innovations Group, Inc. FKA Quick Start Holdings, Inc.
Balance Sheets
(Unaudited)

	July 31, 2019	October 31, 2018

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$30,650	$3,000

Total current liabilities	30,650	3,000

TOTAL LIABILITIES	$30,650	$3,000

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of July 31, 2019 and October 31, 2018)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of July 31, 2019 and October 31, 2018)	572,365	572,365

Additional paid in capital	(553,319)	(570,989)

Accumulated deficit	(49,696)	(4,376)
Total Stockholders' deficit	(30,650)	(3,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.
FKA Quick Start Holdings, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2019
Operating expenses
General and administrative	$27,135	$45,320
Total operating expenses	27,135	45,320
Net loss	$(27,135)	(45,320)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – Basic and Diluted	572,364,574	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

FKA Quick Start Holdings, Inc.

Statement of Cash Flows

(Unaudited)

For the Nine Months Ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,320)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	17,670
Changes in current assets and liabilities:
Accrued expenses	27,650
Net cash used in operating activities	—

Net change in cash	$—
Beginning cash balance	—
Ending cash balance	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—
Income taxes paid	$—

 The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.
FKA Quick Start Holdings, Inc.
Statement of Changes in Stockholders’ Deficit
For the Nine Months ended July 31, 2019 (Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2018	-		$-	$-	572,364,574	$572,365	$(570,989)	$(4,376)	$(3,000)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	7,210	-	7,210
Net loss	-	-	-	-	-	-	-	(13,960)	(13,960)
Balances, January 31, 2019	-	-	$-	$-	572,364,574	$572,365	$(563,779)	$(18,336)	$(9,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	4,950	-	4,950
Net loss	-	-	-	-	-	-	-	(4,225)	(4,225)
Balances, April 30, 2019	-	-	$-	$-	572,364,574	$572,365	$(558,829)	$(22,561)	$(9,025)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	5,510	-	5,510
Net loss	-	-	-	-	-	-	-	(27,135)	(27,135)
Balances, July 31, 2019	-	-	$-	$-	572,364,574	$572,365	$(553,319)	$(49,696)	(30,650)

The accompanying notes are an integral part of these unaudited financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FKA QUICK START HOLDINGS, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization, Description of Business and Basis of Presentation

Kaival Brands Innovations Group, Inc. (we, us, our, the “Company,” or the “Registrant”), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018 in the State of Delaware.

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

Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B Preferred Stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”) for services rendered to the Company.

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

Effective July 12, 2019, the Company changed its corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., the Company's wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into the Company. The Company was the surviving entity.

To effectuate the merger, the Company filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware on June 20, 2019 and a Certificate of Correction with the Secretary of State of the State of Delaware on July 15, 2019. On the effective date of the merger, the Company's name was changed to "Kaival Brands Innovations Group, Inc." and the Company's Amended and Restated Certificate of Incorporation, as amended (the "Charter"), was further amended to reflect its new legal name. There were no other changes to the Company's Charter.

Currently, we have 572,364,574 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. KH, which is owned and controlled by Nirajkumar Patel and Eric Mosser, is our controlling stockholder, owning 504,000,000 shares of our restricted common stock.

As of July 31, 2019, the Company had not yet commenced any business operations.

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

Note 3 – Stockholder Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $6,000 during the nine months ended July 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $4,335 during the nine months ended July 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $7,335 during the nine months ended July 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Note 4 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 5 – Subsequent Events

Management has reviewed financial transactions for the Company subsequent to July 31, 2019 and has found that, except for contributions by our Chief Executive Officer totaling $26,400 for legal fees, there was nothing material to disclose.  These payments are considered to be contributions to the Company with no expectation of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and nine months ended July 31, 2019 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the period ended October 31, 2018 contained in our Registration Statement on Form 10-12G. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B Preferred Stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”) for services rendered to the Company.

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

Effective July 12, 2019, the Company changed its corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., the Company's wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into the Company. The Company were the surviving entity.

On the effective date of the merger, the Company's name was changed to "Kaival Brands Innovations Group, Inc." and its Amended and Restated Certificate of Incorporation, as amended (the "Charter"), was further amended to reflect the Company's new legal name. There were no other changes to its Charter.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of July 31, 2019, the Company had no assets. The Company’s current liabilities as July 31, 2019 totaled $30,650, which consisted of accrued expenses.

The Company had no cash flows from operating activities for the nine months ended July 31, 2019. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from September 4, 2018 (inception), through July 31, 2019. It is unlikely that the Company will have any revenues unless it is able to identify suitable business opportunities and commence operations, of which there can be no assurance. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable business opportunities.

For the three and nine months ended July 31, 2019, the Company had a net loss of $27,135 and $45,320, respectively, which consisted of general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

“Blank Check” and Shell Company

We are considered a “blank check” company based on our current and proposed business activities. The Securities and Exchange Commission defines a “blank check” company as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Pursuant to Rule 12b-2 promulgated under the Exchange Act, we also qualify as a shell company, because we have no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2019.

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

Chances in Internal Control over Financial Reporting

During the quarter ended July 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 10, 2019	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer

