Form 10-K
period 2019-10-31
Kaival Brands Innovations Group, Inc.
filed 2020-01-27
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED October 31, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56016

Kaival Brands Innovations Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3492907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N. Wickham Road, Suite 130 Melbourne, Florida	32935
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities to be registered under Section 12(g) of the Exchange Act:

Common stock, par value of $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

As of April 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,025,468 based on the closing price per share (or $0.015), of the registrant’s common stock as quoted on the OTC Markets Group Inc’s Pink® Open Market.

As of January 27, 2020, there were 572,364,574 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Kaival Brands Innovations Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2019 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Kaival” are synonymous with Kaival Brands Innovations Group, Inc., unless otherwise indicated.

PART I

Item 1. Business.

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

Effective on September 19, 2018 (the “Effective Time”), and in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”), USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and the Company’s direct wholly-owned subsidiary, merged with an into USSE Delaware, our then parent (the “Holding Company Reorganization”). USSE Delaware was the surviving corporation and our wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

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

Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B preferred stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), for services rendered to the Company.

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

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”) by and among the Company, GMRZ, and Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

Effective July 12, 2019, we changed our corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the merger, we filed Certificate of Ownership and Merger with the Secretary of State of the State of Delaware on June 20, 2019 and a Certificate of Correction with the Secretary of State of the State of Delaware on July 15, 2019. The merger became effective at 5:00 PM Eastern Time on July 12, 2019 with the State of Delaware and, for purposes of the quotation of our common stock on the OTC Markets Group, Inc.’s Pink® Open Market (the “OTC Pink”), effective at the open of the market on July 15, 2019. Our board of directors approved the merger, which resulted in the name change on that date. In accordance with Section 253 of the Delaware General Corporation Law, stockholder approval of the merger was not required.

Business Summary

Since inception, we have been engaged in limited organizational efforts; however, we intend to commence business operations in the near term. Currently, we are exploring and evaluating various business opportunities, which may include entering into distribution or other contractual arrangements, or acquiring the assets of an existing company. We anticipate exploring potential business opportunities within the electronic cigarettes and vaporizers and CBD industries as a result of our management’s prior and current business experience within such industries. As of the date of this Report, the Company has not entered into any definitive agreements with any party; however, we have engaged in discussions with various parties regarding potential business opportunities. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or commencement of business operations, rather than immediate, short-term earnings.

In the event that management is unable to otherwise commence business operations, and determines that it is necessary to engage in one or more business combinations, we may consider a business that has recently commenced operations, including an entity without an established record of sales or earnings, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with us could provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize our stock to make acquisitions. However, there is no assurance that we will have greater access to capital due to our public company status and, therefore, a business combination with an operating company in need of additional capital may expose us to additional risks and challenges, including risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may commence business operations or combine with an entity in an industry characterized by a high level of risk and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately $25,000, or more. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Nirajkumar Patel and Mr. Eric Mosser, our officers and directors, or other stockholders or investors; however, to date, we have had no discussions with these parties regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. Obviously, if our officers and directors, or other stockholders or investors do not loan or invest sufficient funds, then we will not be able to meet our reporting obligations.

If we pursue any mergers or acquisitions, we anticipate incurring expenses of approximately between $10,000 and $20,000, or more, to pay for legal fees and audit fees. If we enter into a business combination with a target entity, we will attempt to require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement.

Emerging Growth Company

We are an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

“Blank Check” and Shell Company

We, based on current and proposed business activities, are a "blank check" company. The SEC defines a "blank check" company as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51)-1 of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Pursuant to Rule 12b-2 promulgated under the Exchange Act, we also qualify as a shell company, because we have no or nominal assets (other than cash) and no or nominal operations. In addition, many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

Employees

We presently have no employees apart from our management, which consists of two individuals, Mr. Nirajkumar Patel and Mr. Eric Mosser. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified, or we otherwise commence business operations. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination or commencement of business operations.

Item 1A. Risk Factors.

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. We currently utilize the home office space and equipment of our management at no cost.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. To the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “KAVL.” There is currently a limited trading market in the Company’s shares of common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
October 31, 2019	$0.024	$0.006
July 31, 2019	$0.049	$0.0066
April 30, 2019	$0.025	$0.0067
January 31, 2019 (1)	$0.038	$0.0101
October 31, 2018 (2)	-	-

(1) From the period November 5, 2018 (the date our common stock first was quoted on the OTC Pink) through January 31, 2019.

(2) From September 4, 2018 (inception) through October 31, 2018, our common stock was not quoted on the OTC Pink; thus, no price data is available.

On January 21, 2020, the closing bid price of our common stock as reported by the OTC Markets Group Inc. was $0.014 per share.

Holders

As of January 21, 2020 , we had 572,364,574 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. We had approximately 176 stockholders of record.

Dividends and Share Repurchases

We have not paid any dividends to our stockholders. There are no restrictions, which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

We do not have any equity compensation plans, either approved or not approved, by our security holders.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On October 19, 2018, we issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B Preferred Stock to GMRZ for services rendered to us. Each share of Series B Preferred Stock was convertible into ten (10) shares of our common stock. The Series B Preferred Stock was converted into shares of common stock in October 2018. Such shares were issued pursuant to Section 4(a)(2) of the Securities Act in that the issuance of shares by us did not involve a public offering. The offering did not qualify as a public offering due to the insubstantial number of persons involved in the deal, the size of the offering, the manner of the offering, and the number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this stockholder had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since it agreed to and received share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares would not be immediately redistributed into the market and, therefore, could not be part of a public offering. Based on an analysis of the above factors, we believe we met the requirements to qualify for the exemption from registration pursuant to Section 4(a)(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our equity securities during the fourth quarter of fiscal year 2019.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2019 included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports (legal, accounting, and auditing fees) in the amount of approximately $25,000. We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Nirajkumar Patel and Mr. Eric Mosser, our officers and directors, or other stockholders. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Patel, Mr. Mosser, or other investors do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations.

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

Liquidity and Capital Resources

We had no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2019 or October 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of October 31, 2019 and October 31, 2018, the Company had no assets. The Company’s current liabilities as of October 31, 2019 and October 31, 2018 totaled $44,886 and $3,000, respectively, which consisted of accrued expenses.

Cash Flows

The Company had no cash flows from operating activities for the year ended October 31, 2019 and for the period from September 4, 2018 (inception) through October 31, 2018. The Company has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from September 4, 2018 (inception), through October 31, 2019. It is unlikely that the Company will have any revenues unless it is able to identify suitable business opportunities and commence operations, of which there can be no assurance. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable business opportunities.

For the year ended October 31, 2019, the Company had a net loss of $68,849. For the period from September 4, 2018 (inception) through October 31, 2018, the Company had a net loss of $4,376. In both cases, the net loss consisted of general and administrative expenses.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Kaival Brands Innovations Group, Inc.

FKA QUICK START HOLDINGS, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firms	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc. (FKA Quick Start Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kaival Brands Innovations Group, Inc. (the “Company”) as of October 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended October 31, 2019 and the period from September 4, 2018 (inception) through October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended October 31, 2019 and the period from September 4, 2018 (inception) through October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

January 27, 2020

- F2 -

Kaival Brands Innovations Group, Inc. (FKA Quick Start Holdings, Inc.)
Balance Sheets

	October 31, 2019	October 31, 2018

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$44,886	$3,000

Total current liabilities	44,886	3,000

TOTAL LIABILITIES	$44,886	$3,000

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 31, 2019 and 2018)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of October 31, 2019 and 2018)	572,365	572,365

Additional paid-in capital	(544,026)	(570,989)

Accumulated deficit	(73,225)	(4,376)
Total Stockholders' deficit	(44,886)	(3,000)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

- F3 -

Kaival Brands Innovations Group, Inc.

(FKA Quick Start Holdings, Inc.)

Statements of Operations

	For the Year Ended October 31, 2019	For the period from September 4, 2018 (inception) to October 31, 2018

Operating expenses
General and administrative	$68,849	$4,376
Total operating expenses	68,849	4,376

Net loss	$(68,849)	$(4,376)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	572,364,574	155,129,844

The accompanying notes are an integral part of these financial statements.

- F4 -

Kaival Brands Innovations Group, Inc. (FKA Quick Start Holdings, Inc.)
Statements of Changes in Stockholders’ Deficit
For the period from September 4, 2018 (inception) to October 31, 2018 and for the year ended October 31, 2019

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Date of inception September 4, 2018	-	-	$-	$-	-	$-	$-	$-	$-
Shares issued in reorganization	1,000,000	71,700	1,000	72	66,397,574	$66,398	(67,470)	-	-
Issuance of preferred and common shares for services	-	400,000	-	400	500,000,000	$500,000	(500,400)	-	-
Conversion of preferred Series A & B into common shares	(1,000,000)	(471,700)	(1,000)	(472)	5,967,000	$5,967	(4,495)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	1,376	-	1,376
Net loss	-	-	-	-	-	-	-	(4,376)	(4,376)
Balances, October 31, 2018	-	-	$-	$-	572,364,574	$572,365	$(570,989)	$(4,376)	$(3,000)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	26,963	-	26,963
Net loss	-	-	-	-	-	-	-	(68,849)	(68,849)
Balances, October 31, 2019	-	-	$-	$-	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)

The accompanying notes are an integral part of these financial statements.

- F5 -

Kaival Brands Innovations Group, Inc.

(FKA Quick Start Holdings, Inc.)

Statements of Cash Flows

	For the Year Ended October 31, 2019	For the period from September 4, 2018 (inception) to October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,849)	$(4,376)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	26,963	1,376
Changes in current assets and liabilities:
Accrued expenses	41,886	3,000
Net cash used in operating activities	-	-

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING TRANSACTIONS:
Preferred Series A & B and common shares issued in reorganization	$-	$67,470
Preferred Series B and common shares issued for services	$-	$500,400
Conversion of Preferred Series A & B into common shares	$-	$4,495

The accompanying notes are an integral part of these financial statements.

- F6 -

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FKA QUICK START HOLDINGS, INC.

Notes to the Audited Financial Statements

Note 1 – Organization, Description of Business and Basis of Presentation

Kaival Brands, Inc. (we, us, our, the “Company,” or the “Registrant”), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018 in the State of Delaware.

USSE Corp. and USSE Delaware Merger

USSE Corp., a Nevada Corporation (“USSE Nevada”), formerly known as Quick Start Holdings, Inc., was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants, Inc. (“C&A Restaurants”). On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

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

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”), by and among the Company, GMRZ, and Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (formerly known as Kaival Brands Innovations Group, LLC) (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

Effective July 12, 2019, we changed our corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity.

On the effective date of the merger, our name was changed to “Kaival Brands Innovations Group, Inc.” and our Amended and Restated Certificate of Incorporation, as amended (the “Charter”), was further amended to reflect our new legal name. There were no other changes to our Charter.

Currently, we have 572,364,574 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. KH, which is owned and controlled by Nirajkumar Patel and Eric Mosser, is our controlling stockholder, owning 504,000,000 shares of our restricted common stock.

As of October 31, 2019, the Company had not yet commenced any business operations.

- F7 -

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2019 and 2018 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2019 and 2018.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of October 31, 2019 and 2018 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of October 31, 2019 and 2018.

The Company’s stock-based compensation for the years ended October 31, 2019 and 2018 were $0.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 – Going Concern

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

Note 4 – Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net carryforward operating loss of $73,225, which starts to expire in 2038. The Company adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Act”) reduced the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses (“NOLs”) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and, instead, would permit all such NOLs to be carried forward indefinitely.

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2019 and 2018 after applying enacted corporate income tax rates, is net operating loss carryforward of $15,377 and $919, and a valuation allowance of $15,377 and $919, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

	October 31, 2019	October 31, 2018
Deferred tax asset, generated from NOL at statutory rates	$15,377	$919
Valuation allowance	$(15,377)	(919)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0)%
Effective income tax rate	0.0%

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Note 6 – Stockholder’s Deficit

Additional Paid-In Capital

The Company’s Chief Executive Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $6,000 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $13,628 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $7,335 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $1,376 during the period from September 4, 2018 (inception) to October 31, 2018, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Note 7 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 – Subsequent Events

The Company’s Chief Executive Officer and Chief Operating Officer paid expenses on behalf of the Company totaling $15,957 and $10,200, respectively. These payments are considered to be contributions to the Company with no expectation of repayment.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure.

As of October 31, 2019, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Patel, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Patel concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of October 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of October 31, 2019.

The weaknesses and the related risks are no uncommon in a company of our size because of the limitations in the size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Nirajkumar Patel	35	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Eric Mosser	41	Chief Operating Officer, Secretary, and a Director

Business Experience

The following is a brief account of the education and business experience of our executive officers and directors during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Nirajkumar Patel, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Mr. Nirajkumar Patel, age 35, attended AISSMS College of Pharmacy in Pune, India and received a Bachelor of Science Degree in Pharmacy in 2004. After moving to the United States in 2005, Mr. Patel became a United States citizen in 2008 and obtained a Master’s Degree in Chemistry from the Florida Institute of Technology in 2009. Mr. Patel is an IASSC Certified Lean Six Sigma Black Belt professional, which certification he obtained in 2010, and is a prominent local businessman in Brevard County, Florida. In 2017 and 2018, Mr. Patel served as Vice President for the Board of the Indian Association of the Space Coast, located in Brevard County, Florida. Mr. Patel founded, and has served as a Board member of, the Florida Independent Liquor Stores Owners Association since 2017. In 2013, Mr. Patel launched Just Chill Products LLC, a highly successful developer/manufacturer of high-end CBD products, and has served as its Chief Executive Officer and Chief Science Officer since 2017. In 2017, Mr. Patel created Relax Lab Inc., a producer/manufacturer of a CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also created RLX Lab LLC, a producer/manufacturer of a non-CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also founded KC Innovations Lab Inc., a CBD white-label manufacturing service and developer/producer of best-selling white-label CBD products including cosmetics, edibles, beverages, topicals, and vape oils, and currently serves as its Chief Executive Officer and Chief Science Officer. We believe that Mr. Patel is qualified to serve on our board of directors because of his prior and current management experience, as well as his business experience with our intended market.

Eric Mosser, Chief Operating Officer, Secretary, and a Director

Mr. Eric Mosser, age 41, attended Arizona State University and studied Business Management and then graduated from Rio Salado College with an Associate’s Degree in Applied Science in Computer Technology in 2004. With extensive previous corporate work history in Information Technology, Mr. Mosser recently worked from 2012 to 2014 as Director of Information Technology at Timbercon Inc., a fiber-optic design company and ITAR manufacturing facility in Oregon. In 2014, Mr. Mosser created Lasermycig LLC, a specialized custom laser-engraving service for electronic cigarettes and vaporizers and currently serves as its Chief Executive Officer. Upon meeting Mr. Nirajkumar Patel in 2015, Mr. Mosser immediately founded Chillcorp Ltd., a full-service corporation dedicated solely to the complete internal and external operations of Just Chill Products LLC, Relax Lab Inc., RLX Lab LLC, and KC Innovations Lab Inc., and currently serves as its Chief Executive Officer. We believe that Mr. Mosser is qualified to serve on our board of directors because of his current management and business experience.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our board of directors believe that it is not necessary to have such committees given our current size and the limited scope of our business. Currently, our entire board of directors is performing the functions of such committees.

In lieu of an Audit Committee, our board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of directors, our Chief Executive Officer, and our Chief Financial Officer review our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K . We believe that given our current size and the limited scope of our business, retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome. We will consider establishing an Audit Committee, and identifying an individual to serve as an independent director and as the audit committee financial expert when so required.

Involvement in Certain Legal Proceedings

None of our executive officers and directors have been involved in or a party to any of the following events or actions during the past ten years:

1.	Any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, a partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer either at or within two years prior to the time of such filing;
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
4.	Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;
5.	Being found by a court of competent jurisdiction (in a civil action) or the SEC to have violated a Federal or State securities law, and the judgment has not been subsequently reversed, suspended, or vacated;
6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
7.	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of :(i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. We only have two employees whom consist of our officers. In the event we commence operations, or the number of employees, number of officers, and/or number of directors increase in the future, we may take actions to adopt a formal Code of Ethics.

Nomination of Directors

As of January 27, 2020, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Company with the address appearing on the first page of this Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended October 31, 2019 and the period from September 4, 2018 (inception) to October 31, 2018.

Family Relationships

There are no family relationships among our directors or executive officers.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended October 31, 2019; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2019; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended October 31, 2019.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Moody, Former President, CEO, CFO, and Director	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Nirajkumar Patel, President, CEO, CFO, Treasurer, and Director (1)	2019	0	0	0	0	0	0	0	0
Eric Mosser, COO, Secretary, and Director (1)	2019	0	0	0	0	0	0	0	0

(1)	Did not serve as an executive officer during fiscal 2018.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended October 31, 2019.

Potential Payments Upon Termination or Change-of-Control

None of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Employment Agreements

We have no employment agreements with any of our named executive officers.

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended October 31, 2019, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 27, 2020, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Percentage of Class (1)

Paul Moody (2) 780 Reservoir Avenue, #123 Cranston, RI 02910	0	0%

Nirajkumar Patel (3) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	504,000,000 (4)	88.06%

Eric Mosser (5) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	504,000,000 (6)	88.06%

Executive Officers and Directors (Including Former) as a Group (3 Persons)	504,000,000	88.06%

Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC) (7) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	504,000,000	88.06%
_________________________________________

(1) Applicable percentage of ownership is based on 572,364,574 shares of common stock outstanding as of January 27, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of January 27, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Paul Moody formerly served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and the sole director of the Company. He is included above as a result of qualifying as one of our named executive officers for the year ended October 31, 2019.

(3) Nirajkumar Patel serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director of the Company.

(4) Consists of 504,000,000 shares of our common stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority.

(5) Eric Mosser serves as Chief Operating Officer, Secretary, and a director of the Company.

(6) Consists of 504,000,000 shares of our common stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority.

(7) Nirajkumar Patel and Eric Mosser are the sole members of KH.

We have no shares of preferred stock issued and outstanding as of the date of this Report.

Changes in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

Other than the transactions described below, since September 4, 2018, the date of our incorporation, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	In which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end; and

•	In which any director, executive officer, stockholders who beneficially own more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Office Space and Equipment

We utilize the home office space and equipment of our management at no cost.

Jeffrey DeNunzio and GMRZ

On October 19, 2018, we issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B preferred stock to GMRZ for services rendered to us. Mr. DeNunzio is the sole member of GMRZ. Indirectly, through Mr. DeNunzio’s ownership in GMRZ, Mr. DeNunzio was considered a promoter of the Company until February 20, 2019, the date GMRZ sold its ownership interest in the Company to KH.

Nirajkumar Patel, Eric Mosser, and KH

On February 6, 2019, we entered into the Agreement by and among GMRZ, KH, and us, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ the Purchase Price. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser, our current executive officers and directors.

Additional Transactions

The Company’s Chief Executive Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $6,000 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $13,628 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $7,335 during the year ended October 31, 2019, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s former officer and director, Paul Moody, paid expenses on behalf of the Company totaling $1,376 during the year ended October 31, 2018, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Review, Approval, and Ratification of Transactions with Related Persons

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are presented to our board of directors (other than any interested director, if possible) for approval, and documented in the board minutes.

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

•	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor

•	Established any committees of our board of directors.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended October 31, 2019, and for the period from September 4, 2018 (inception) to October 31, 2018.

		2019	2018
Audit and review fees	MaloneBailey, LLP	$16,000	$-
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$16,000	$-

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, our entire board of directors performs those functions. Accordingly, our board of directors was response for pre-approving all services provided by our independent registered public accounting firm. The above fees were reviewed and approved by our board of directors before the services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

21.1	Subsidiaries*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaival Brands Innovations Group, Inc.

By: /s/ Nirajkumar Patel

Nirajkumar Patel

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and a Director

(Principal Executive Officer)

Dated: January 27, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nirajkumar Patel

Nirajkumar Patel

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and a Director

Dated: January 27, 2020

By:/s/ Eric Mosser

Eric Mosser

Chief Financial Officer, Secretary, and a Director

Dated: January 27, 2020