Form 10-Q
period 2020-01-31
Kaival Brands Innovations Group, Inc.
filed 2020-03-16
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

4460 Old Dixie Highway

Grant, Florida 32949

-----------------------------------------------------------

(Address of principal executive offices, including zip code)

(833) 452-4825

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

572,364,574 shares of common stock, $0.001 par value, outstanding as of March 16, 2020.

1

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

 CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

 PART I Financial Information

Item 1 Financial Statement

Kaival Brands Innovations Group, Inc.
Balance Sheets （Unaudited）

	January 31, 2020	October 31, 2019

ASSETS
CURRENT ASSETS:
Cash	$285	$-

Total Current Assets	285	-

TOTAL ASSETS	$285	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$31,647	$44,886
Total Current Liabilities	31,647	44,886

TOTAL LIABILITIES	$31,647	$44,886

STOCKHOLDERS' DEFICIT:

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of January 31, 2020 and October 31, 2019)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of January 31, 2020 and October 31, 2019)	572,365	572,365

Additional paid-in capital	(517,569)	(544,026)

Accumulated deficit	(86,158)	(73,225)
Total Stockholders' Deficit	(31,362)	(44,886)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$285	$—

The accompanying notes are an integral part of these unaudited financial statements.

 Kaival Brands Innovations Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019

Operating expenses
General and administrative	$12,933	$13,960
Total operating expenses	12,933	13,960

Net loss	$(12,933)	$(13,960)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and Diluted	572,364,574	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

 Kaival Brands Innovations Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,933)	$(13,960)
Adjustment to reconcile net loss to net cash provided by operating activities:
Expenses contributed to capital	26,457	7,210
Changes in current assets and liabilities:
Accrued expenses	(13,239)	6,750
Net cash provided by operating activities	285	-

Net change in cash	$285	$-
Beginning cash balance	-	-
Ending cash balance	$285	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.
Statement of Changes in Stockholders’ Deficit
For the Three Months Ended January 31, 2020 (Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2019	-	-	$-	$-	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	26,457	-	26,457
Net loss	-	-	-	-	-	-	-	(12,933)	(12,933)
Balances, January 31, 2020	-	-	$-	$-	572,364,574	$572,365	$(517,569)	$(86,158)	$(31,362)

Kaival Brands Innovations Group, Inc.
Statement of Changes in Stockholders’ Deficit
For the Three Months Ended January 31, 2019

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization, Description of Business and Basis of Presentation

Kaival Brands Innovations Group, Inc. (the “Company,” the “Registrant,” “we,” “us,” or “our”), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018 in the State of Delaware.

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

 Post-Holding Company Reorganization

On October 19, 2018, the Company issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B Preferred Stock to GMRZ Holdings LLC, a Nevada limited liability company (“GRMZ”), for services rendered to the Company.

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

As of January 31, 2020, the Company had not yet commenced any business operations.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 2019 on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the year ended October 31, 2019, as reported in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 2020, have been omitted.

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

Note 3 – Stockholder Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $16,257 during the three months ended January 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $10,200 during the three months ended January 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Note 4 – Related-Party Transactions

Contributed Capital

During the three months ended January 31, 2020, the Company’s Chief Executive Officer and Chief Operating Officer provided contributed capital of $16,257 and $10,200, respectively, to the Company. (See Note 3, Additional Paid-in Capital, to these unaudited financial statements for additional information).

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 5 – Subsequent Events

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi Vapor, LLC (“Bidi”), a related party company, whereby Bidi granted the Company an exclusive worldwide right to distribute electronic nicotine delivery systems and related components for sale and resale to both retail level customers and non-retail level customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended January 31, 2020 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2019 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

On February 6, 2019, the Company entered into the Agreement, by and among the Company, GMRZ, and KH, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ the Purchase Price. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

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

On the effective date of the merger, the Company's name was changed to "Kaival Brands Innovations Group, Inc." and the Charter, was further amended to reflect the Company's new legal name. There were no other changes to its Charter.

Commencement of Business Operations

On March 9, 2020, we entered into the Distribution Agreement with Bidi, whereby Bidi granted us an exclusive worldwide right to distribute electronic nicotine delivery systems and related components (all such products whether now or hereafter made available for sale by Bidi are referred to as the “Products”) for sale and resale to both retail level customers (“Retail Customers”) and non-retail level customers (“Non-Retail Customers”). Bidi’s primary product is the “Bidi Stick.”

Bidi is considered a related party to us because our Chief Executive Officer, Chief Financial Officer, and director, Mr. Nirajkumar Patel, owns and controls Bidi. Mr. Patel is also a beneficial owner of KH, the entity that is our largest controlling stockholder. Thus, Bidi and we are under common control.

Pursuant to the terms of the Agreement, Bidi is responsible for providing us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of the Products. Initially, we intend to begin marketing activities through our own efforts; however, the exact marketing methods we intend to utilize have not been determined with any level of specificity at this point in time. In addition to commencing internal marketing efforts, it is our intention to outsource the majority of our marketing activities to a marketing firm. We have not identified the marketing firm(s) we may engage, nor have we determined exactly when we will engage any such marketing firm. Given our historical lack of revenue, and the implementation of our new business plan, additional financing will be required in order to fulfill our objectives and all such plans relating to our marketing activities remain in development.

We will process all sales made to Retail Customers and Non-Retail Customers, with all sales to Retail Customers to be made through the website, www.bidivapor.com. We are responsible for providing all customer service and support at our own expense. Bidi will set the minimum prices for all sales made by us.

With respect to sales to Non-Retail Customers, we will submit purchase orders to Bidi, and Bidi will be responsible for shipping any and all products directly to these Non-Retail Customers. However, in the case of Retail Customers, we will maintain adequate inventory levels of all Products in order to meet these customers’ demand, and will be responsible for delivering all Products sold to these Retail Customers.

The Agreement has a term of one year and automatically renews for successive one-year terms, unless either party provides the other party with written notice of its intention not to renew at least sixty (60) days prior to the expiration of the then-current term. Either party is entitled to terminate the Agreement at any time in the event of material breach by the other party that remains uncured after thirty (30) calendar days following written notice thereof. In such event, termination is effective immediately and automatically upon the expiration of the applicable notice period, without further notice or action by either party. Either party may terminate the Agreement and any outstanding purchase orders immediately, at its option, upon written notice if the other party (i) becomes or is declared insolvent or bankrupt, (ii) is the subject of a voluntary or involuntary bankruptcy or other proceeding related to its liquidation or solvency, which proceeding is not dismissed within sixty (60) calendar days after its filing, (iii) ceases to do business in the normal course, or (iv) makes an assignment for the benefit of creditors. Bidi is also entitled to terminate the Agreement at any time upon written notice to us if we fail to satisfy the minimum purchase threshold for any applicable period (as set forth in the Agreement).

Upon consummation of the transactions contemplated by the Agreement, we commenced business operations. We believe that over the course of the next twelve months, we will need to raise capital in order to achieve our business objections; however, there can be no assurance that we will be able to raise any required capital or that capital will be available to us at acceptable terms, or at all. In the interim period, the Company intends to entirely on its officers and directors for funding, but they are under no legal obligation to do so.

As a result of the commencement of business operations, we intend to initially hire independent contractors, as the need arises, to perform tasks that our management team cannot personally devote their time to. In the future, we may also evaluate whether the hiring of employees is needed. We cannot provide any assurance as to the timing of the hiring of any independent contractors or employees, the number of independent contractors or employees that we may hire, and whether acceptable independent contractors or employees will be available to us at that time.

Going Concern

We have negative working capital, a stockholder deficit, and, as of January 31, 2020, have not begun to generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will be devoting our efforts to our recently commenced business operations. At this time there is no assurance that management's plan with respect to our newly commenced business operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As of January 31, 2020, the Company had cash assets totaling $285. The Company’s current liabilities as of January 31, 2020 totaled $31,647, which consisted of accrued expenses.

The Company had cash flows provided by operating activities of $285 for the three months ended January 31, 2020. As of January 31, 2020, the Company had not generated any revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company had not conducted any active operations from inception to the quarter ended January 31, 2020, except for its efforts to identify suitable business opportunities. The Company has not generated any revenue from September 4, 2018 (inception) through January 31, 2020. Management believes that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to carry out our new business plan.

For the three months ended January 31, 2020 and 2019, the Company had a net loss of $12,933 and $13,960, respectively, which consisted of general and administrative expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2020.

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

Chances in Internal Control over Financial Reporting

During the quarter ended January 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 16, 2020	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer

