Form 10-Q
period 2020-04-30
Kaival Brands Innovations Group, Inc.
filed 2020-05-27
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

4460 Old Dixie Highway

Grant, Florida 32949

(Address of principal executive offices, including zip code)

(833) 452-4825

(Registrant’s telephone number, including area code)

N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

572,364,574  shares of common stock, $0.001 par value, outstanding as of May 27, 2020

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I Financial Information

Item 1. Financial Statements

Kaival Brands Innovations Group, Inc.

Balance Sheets

(Unaudited)

	April 30, 2020	October 31, 2019

ASSETS
CURRENT ASSETS:
Cash in bank	$1,970,682	$-
Accounts receivable	3,213,920	-
Accounts receivable – related parties	5,070	-
Inventories	16,419	-

Total Current Assets	5,206,091	-

TOTAL ASSETS	$5,206,091	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses	$1,162,282	$44,886
Accounts payable	19,493	-
Accounts payable – related party	1,259,145	-
Total Current Liabilities	2,440,920	44,886

TOTAL LIABILITIES	$2,440,920	$44,886

STOCKHOLDERS’ EQUITY(DEFICIT):

Preferred stock ($.001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 30, 2020 and October 31, 2019)	-	-

Common stock ($.001 par value, 1,000,000,000 shares authorized, 572,364,574 issued and outstanding as of April 30, 2020 and October 31, 2019)	572,365	572,365

Additional paid-in capital	(516,869)	(544,026)

Retained earnings (accumulated deficit)	2,709,675	(73,225)
Total Stockholders’ Equity (Deficit)	2,765,171	(44,886)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$5,206,091	$-

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2020	2019	2020	2019
Revenues
Revenues	$22,473,674	$-	$22,473,674	$-
Revenues - related parties	32,480	-	32,480	-
Total revenues	22,506,154	-	22,506,154	-

Cost of revenue
Cost of revenue - related party	18,301,800	-	18,301,800	-
Total cost of revenue	18,301,800	-	18,301,800	-

Gross profit	4,204,354	-	4,204,354	-

Operating expenses
Selling expenses	259,998	-	259,998	-
General & Administrative expenses	198,092	4,225	211,025	18,185
Total operating expenses	458,090	4,225	471,023	18,185

Income (loss) before income taxes provision	3,746,264	(4,225)	3,733,331	(18,185)

Provision for income taxes	(950,431)	-	(950,431)	-

Net income (loss)	$2,795,833	$(4,225)	$2,782,900	$(18,185)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	572,364,574	572,364,574	572,364,574	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2020	For the Six Months Ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,782,900	$(18,185)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Expenses contributed to capital	27,157	12,160
Changes in current assets and liabilities:
Accounts receivable	(3,213,920)	-
Accounts receivable – related parties	(5,070)	-
Inventories	(16,419)	-
Accounts payable	19,493	-
Accounts payable – related party	1,259,145	-
Accrued expenses	1,117,396	6,025
Net cash provided by operating activities	1,970,682	-

Net change in cash	$1,970,682	$-
Beginning cash balance	-	-
Ending cash balance	$1,970,682	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended April 30, 2020

(Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Balances, October 31, 2019	-	-	$-	$-	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	26,457	-	26,457
Net loss	-	-	-	-	-	-	-	(12,933)	(12,933)
Balances, January 31, 2020	-	-	$-	$-	572,364,574	$572,365	$(517,569)	$(86,158)	$(31,362)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	700	-	700
Net income	-	-	-	-	-	-	-	2,795,833	2,795,833
Balances, April 30, 2020	-	-	$-	$-	572,364,574	$572,365	$(516,869)	$2,709,675	$2,765,171

Kaival Brands Innovations Group, Inc.

Statement of Changes in Stockholders’ Deficit

For the Three and Six Months Ended April 30, 2019

(Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2018	-	-	$-	$-	572,364,574	$572,365	$(570,989)	$(4,376)	$(3,000)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	7,210	-	7,210
Net loss	-	-	-	-	-	-	-	(13,960)	(13,960)
Balances, January 31, 2019	-	-	$-	$-	572,364,874	$572,365	(563,779)	$(18,336)	$(9,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	4,950	-	4,950
Net loss	-	-	-	-	-	-	-	(4,225)	(4,225)
Balances, April 30, 2019	-	-	$-	$-	572,364,574	$572,365	$(558,829)	$(22,561)	$(9,025)

The accompanying notes are an integral part of these unaudited financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization and Description of Business

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

During the quarter ended April 30, 2020, the Company commenced business operations.

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. During the quarter ended April 30, 2020, the Company commenced business operations as a result of becoming an exclusive distributor of certain electronic nicotine delivery systems and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a Florida limited liability company, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 (the “A&R Distribution Agreement”) in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

In connection with the A&R Distribution Agreement, the Company entered into non-exclusive sub-distribution agreements, which were subsequently amended and restated by the parties in order to clarify certain provisions (all such agreements, as amended and restated, are collectively referred to as the “A&R Sub-Distribution Agreements”), whereby the Company appointed the counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory”).

On March 31, 2020, the Company entered into a service agreement (the “Service Agreement”) with QuikfillRx LLC, a Florida limited liability company (“QuikfillRx”), whereby QuikfillRx has agreed to provide the Company with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research (collectively, the “Services”). The Services will be provided by QuikfillRx as requested from time to time by the Company.

Recent Developments

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

As of the date of issuance of these unaudited financial statements, our operations have not been significantly impacted. No impairments were recorded as of April 30, 2020 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the three and six months ended April 30, 2020 and as of the date these unaudited financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on our financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our suppliers) could have a material adverse effect on our business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond. As of the date of this filing, our recently commenced business operations have not been impacted.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 2019 on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the year ended October 31, 2019, as reported in the Annual Report on Form 10-K filed with the SEC on January 27, 2020, have been omitted.

Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of April 30, 2020, the Company did not have any allowance for doubtful accounts based on management’s assessment.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of April 30, 2020, the inventories only consisted of finished goods.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to retail and non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sales periodically.

Income Tax

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard from the second quarter of fiscal year 2020. The adoption of ASC 606 did not have any impact on our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Prior to March 2020, the Company demonstrated adverse conditions that raised substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions were negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios. Also, the Company had not established any source of revenue to cover its operating costs. The Company’s management funded operating expenses with related party contributions to capital.

However, on March 9, 2020, the Company commenced business operations upon entering into the A&R Distribution Agreement with Bidi, a related party company, whereby Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers.

In April, in connection with the A&R Distribution Agreement, the Company entered into the A&R Sub-Distribution Agreements with certain third-party counterparties, whereby we appointed such counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

With these agreements in effect, the Company has established sources of revenue to cover its operating costs and achieved net income of $2,782,900 during the six months ended April 30, 2020. As of April 30, 2020, the Company has  a positive working capital of $2,765,171.

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of filing this Quarterly Report, the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt of the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Stockholder Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $16,257 during the six months ended April 30, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $10,900 during the six months ended April 30, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Note 5 – Related-Party Transactions

Revenue and Accounts Receivable

During the six months ended April 30, 2020, the Company generated $22,460, $9,030, $880, and $110 of revenue from Cloud Nine 2012, Inc., JC Products of USA, LLC, Shree Maharaj, Inc., and Bhawani Krupa, Inc., respectively. All of these companies are owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of April 30, 2020, the Company has accounts receivable from Cloud Nine 2012, Inc., Shree Maharaj, Inc., and Bhawani Krupa, Inc. in the amount of $4,080, $880, and $110, respectively.

Purchases and Accounts Payable

During the six months ended April 30, 2020, the Company purchased $18,318,219 of products from Bidi and sold $18,301,800 of goods to retail and non-retail customers. As of April 30, 2020, the Company had accounts payable to Bidi of $1,278,638.

Contributed Capital

During the six months ended April 30, 2020, the Company’s Chief Executive Officer / Chief Financial Officer and Chief Operating Officer provided contributed capital of $16,257 and $10,900, respectively, to the Company. For additional information, see Note 4, Additional Paid-in Capital.

Office Space

We utilize the home office space and warehouse of our management at no cost.

Note 6 - Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable

For the six months ended April 30, 2020, 100% of the inventories of products , primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party, in the amount of $18,318,219. It also accounted for 100% of the total accounts payable as of April 30, 2020.

Concentration of Revenues and Accounts Receivable

For the six months ended April 30, 2020, approximately 36% of the revenue from the sale of products, primarily consisting of the “Bidi Stick,” was generated from Favs Business, LLC in the amount of $8,003,396.

Favs Business, LLC, Midwest Distribution, and GW Trading Inc. accounted for approximately 32%, 13%, and 11%, respectively, of the total accounts receivable as of April 30, 2020.

Note 7 – Income Tax

The Company is subject to federal income taxes and state income tax in the U.S. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Company fulfilled and shipped all of the Products from Florida and, thus, it is subject to the state corporate income tax of Florida with a tax rate of 4.458%.

During the six months ended April 30, 2020, the Company generated taxable income of $2,782,900 and, thus, accrued $784,000 of federal income tax and $166,432 of state income tax.

Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2020 and October 31, 2019 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $15,377, and a valuation allowance of $0 and $15,377, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and six months ended April 30, 2020 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2019 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term “gross profit. Gross profit is determined by deducting the cost of goods sold from operating revenue. Cost of goods sold includes direct and indirect labor, materials, services, fixed costs, and variable overhead. Gross profit should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross profit, although a non-GAAP financial measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross profit in measuring the performance of our business. Other companies may calculate gross profit in a different manner.

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational and, to date, we have not seen any significant direct negative impact of COVID-19 to our newly commenced business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and, possibly, beyond.

Corporate History

We were incorporated on September 4, 2018 in the State of Delaware. We are focused on growing and incubating innovative and profitable products into mature, dominant brands.

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

On February 6, 2019, the Company entered into the Agreement, by and among the Company, GMRZ, and KH, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ the Purchase Price. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. Nirajkumar Patel and Eric Mosser are members of KH. The Purchase Price was paid with personal funds of the members of KH.

Effective July 12, 2019, the Company changed its corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., the Company’s wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into the Company. The Company were the surviving entity.

On the effective date of the merger, the Company’s name was changed to “Kaival Brands Innovations Group, Inc.” and the Charter, was further amended to reflect the Company’s new legal name. There were no other changes to its Charter.

During the quarter ended April 30, 2020, the Company commenced business operations.

Our Business

Currently, we market and place the Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement entered into with Bidi, a related party, in March 2020 (and subsequently amended and restated in May 2020. Pursuant to the A&R Distribution Agreement, we sell and resell the Products to both retail level customers and non-retail level customers. Bidi’s primary product is the “Bidi Stick.” Bidi is considered a related party to us because our Chief Executive Officer, Chief Financial Officer, and director, Mr. Nirajkumar Patel, owns and controls Bidi. Mr. Patel is also a beneficial owner of KH, the entity that is our largest controlling stockholder. Thus, Bidi and we are under common control.

Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of the Products. We engaged QuikfillRx in March 2020 and, pursuant to the Service Agreement, QuikfillRx agreed to provide us with the Services, as we may request from time to time.

We process all sales made to retail customers and non-retail customers, with all sales to retail customers to be made through the website, www.bidivapor.com. We provide all customer service and support at our own expense. Bidi sets the minimum prices for all sales made by us. With respect to sales to non-retail customers, we submit purchase orders to Bidi, Bidi delivers the Products to us, and we ship the Products directly to these non-retail customers. In the case of retail customers, we maintain adequate inventory levels of the Products in order to meet these customers’ demand, and deliver the Products sold to these retail customers.

In connection with the A&R Distribution Agreement, we entered into the A&R Sub-Distribution Agreements with certain counterparties, pursuant to which we appointed such counterparties as non-exclusive sub-distributors of the Products to non-retail customers within the Territory. Each of the A&R Sub-Distribution Agreements set forth certain minimum purchase obligations.

We believe that over the course of the next twelve months, our business operations will generate the capital needed to achieve our business objectives; however, because we recently commenced business operations, there can be no assurance that our business operations will continue to generate the cash flows required for us to achieve our business objectives. If we require additional capital, there can be no assurance that we will be able to raise any required capital or that capital will be available to us at acceptable terms, or at all. We believe that our cash provided by operations will be sufficient for the next twelve months.

As a result of the commencement of business operations, we have begun hiring employees and intend to hire additional independent contractors and/or employees in the future. We cannot provide any assurance as to the timing of the hiring of any additional independent contractors or employees, the number of independent contractors or employees that we may hire, and whether acceptable independent contractors or employees will be available to us at that time.

Going Concern

Historically, we have had a negative working capital, no revenues, and negative cash flows from operating activities. In the past, these conditions raise substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will be devoting our efforts to our recently commenced business operations. However, we cannot provide any assurances that management’s plan with respect to our newly commenced business operations will be successful. At the time of filing this Quarterly Report, the previously reported going concern has been alleviated, and management does not have substantial doubt of the Company’s ability to continue as a going concern . The unaudited financial statements filed as part of this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

At April 30, 2020, we had working capital of approximately $2.8 million and total cash of approximately $2.0 million.

Now that we have commenced business operations, we intend to generally rely on cash from operations and equity and debt offerings, to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of COVID-19; however, we are unable to presently estimate any potential future impacts from COVID-19 and an extended impact could have a material and adverse effect on our sales, earnings, and liquidity.

Cash Flows:

Cash flow provided by operations was approximately $2.0 million for the first six months of fiscal year 2020, compared to $0 for the first six months of fiscal year 2019. The increase in cash flow from operations for the first six months of fiscal year 2020 was mainly due to the increase in net income. We anticipate continued improvement in our cash flows provided by operations in future years based on the minimum purchase obligations set forth in the A&R Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts.

Results of Operations

Three months ended April 30, 2020, compared to three months ended April 30, 2019

Revenues:

Revenues for the second quarter of fiscal year 2020 were approximately $22.5 million, compared to $0 in the same period of the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the second quarter of fiscal year 2020 was approximately $4.2 million, compared to $0 for the second quarter of fiscal year 2019. Total cost of revenue – related party was approximately $18.3 million for the second quarter of fiscal year 2020, compared to $0 for the second quarter of fiscal year 2019. The increase in gross profit is entirely driven by the commencement of sales of the Products during the second quarter of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $458,000 for the second quarter of fiscal year 2020, compared to approximately $4,000 for the second quarter of fiscal year 2019. For the second quarter of fiscal year 2020, operating expenses consisted of advertising and promotion expenses of approximately $186,000, shipping expenses of approximately $74,000, and general and administrative expenses of approximately $198,000. Advertising and promotion expenses in the second quarter of fiscal year 2020 consisted primarily of the expenses incurred for marketing the Products and fees paid to QuikfillRx for the Services. General and administrative expenses in the second quarter of fiscal year 2020 consisted primarily of legal fees, salaries, merchant fees, and other service fees. Total operating expenses for the second quarter of fiscal 2019 consisted solely of general and administrative expenses, which were primarily from legal fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the second quarter of fiscal year 2020, we accrued approximately $950,000 for income taxes, compared to $0 for the second quarter of fiscal year 2019.

Net Income (Loss):

Net income for the second quarter of fiscal year 2020 was approximately $2.8 million, or $0.00 basic and diluted earnings per share, compared to net loss of approximately $4,000, or $0.00 basic and diluted loss per share, for the second quarter of fiscal year 2019. The increase in net income for the second quarter of fiscal year 2020, as compared to the second quarter of fiscal year 2019, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 572,364,574 in the second quarters of fiscal year 2020 and fiscal year 2019.

Six months ended April 30, 2020, compared to six months ended April 30, 2019

Revenues:

Revenues for the first half of fiscal year 2020 was approximately $22.5 million, compared to $0 in the same period of the prior fiscal year. During the first half of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the first half of fiscal year 2020 was approximately $4.2 million, compared to $0 for the first half of fiscal year 2019. Total cost of revenue – related party was approximately $18.3 million for the first half of fiscal year 2020, compared to $0 for the first half of fiscal year 2019. The increase in gross profit is entirely driven by the commencement of sales of the Products during the first half of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $471,000 for the first half of fiscal year 2020, compared to approximately $18,000 for the first half of fiscal year 2019. For the first half of fiscal year 2020, operating expenses consisted of advertising and promotion expenses of approximately $186,000, shipping expenses of approximately $74,000, and general and administrative expenses of approximately $211,000. Advertising and promotion expenses in the first half of fiscal year 2020 consisted primarily of the expenses incurred for marketing the Products and fees paid to QuikfillRx for the Services. General and administrative expenses in the first half of fiscal year 2020 consisted primarily of legal fees, salaries, paid of bonuses, merchant fees, and other service fees. Total operating expenses for the first half of fiscal year 2019 consisted solely of general and administrative expenses, which were primarily from legal fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the first half of fiscal year 2020, we accrued approximately $950,000 for income taxes, compared to $0 for the first half of fiscal year 2019.

Net Income (Loss):

Net income for the first half of fiscal year 2020 was approximately $2.8 million, or $0.00 basic and diluted earnings per share, compared to net loss of approximately $18,000, $0.00 basic and diluted loss per share, for the first half of fiscal year 2019. The increase in net income for the first half of fiscal year 2020, as compared to the first half of fiscal year 2019, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 572,364,574 in the first half of fiscal year 2020 and fiscal year 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2020 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2019.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements and accounting changes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Chances in Internal Control over Financial Reporting

During the quarter ended April 30, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Amended and Restated Exclusive Distribution Agreement

On May 21, 2020, we entered into the A&R Distribution Agreement with Bidi, which amended and restated that certain Exclusive Distribution Agreement, dated March 9, 2020, previously entered into by Bidi and us. The A&R Distribution Agreement clarified certain provisions as to when risk of loss and title transfer to us, the shipping procedures for the Products purchased from Bidi, as well as other matters.

Amended and Restated Non-Exclusive Sub-Distribution Agreements

On May 21, 2020, we entered into an A&R Sub-Distribution Agreement with Favs Business, LLC (“Favs”), which amended and restated that certain Non-Exclusive Sub-Distribution Agreement, dated April 3, 2020, previously entered into by Favs and us. The A&R Sub-Distribution Agreement clarified certain provisions as to when risk of loss and title transfer with respect to the Products purchased by Favs, the shipping procedures for the Products purchased pursuant to the A&R Sub-Distribution Agreement, as well as other matters.

On May 26 , 2020, we entered into an A&R Sub-Distribution Agreement with Colonial Wholesale Distributing, Inc. (“Colonial”), which amended and restated that certain Non-Exclusive Sub-Distribution Agreement, dated April 11, 2020, previously entered into by Colonial and us. The A&R Sub-Distribution Agreement clarified certain provisions as to when risk of loss and title transfer with respect to Products purchased by Colonial, the shipping procedures for the Products purchased pursuant to the A&R Sub-Distribution Agreement, as well as other matters.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by the full text of such A&R Distribution Agreement and the A&R Sub-Distribution Agreements, which are filed as Exhibits 10.5, 10.6, and 10.7, respectively, to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.5	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which is filed herewith.(1)

10.6	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which is filed herewith.(1)

10.7	Amended and Restated Non-Exclusive Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which is filed herewith. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: May [__], 2020	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer