Form 10-Q
period 2020-07-31
Kaival Brands Innovations Group, Inc.
filed 2020-09-14
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

277,282,630  shares of common stock, $0.001 par value, outstanding as of September 14, 2020

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I Financial Information

Item 1. Financial Statements

Kaival Brands Innovations Group, Inc.

Balance Sheets

(Unaudited)

	July 31, 2020	October 31, 2019

ASSETS
CURRENT ASSETS:
Cash in bank	$2,669,450	$—
Accounts receivable	7,033,361	—
Accounts receivable – related parties	19,910	—
Inventories	9,357	—

Total Current Assets	9,732,078	—

TOTAL ASSETS	$9,732,078	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,811	$44,886
Accrued taxes	1,396,919	—
Accounts payable – related party	4,283,852	—
Total Current Liabilities	5,708,582	44,886

TOTAL LIABILITIES	$5,708,582	$44,886

STOCKHOLDERS’ EQUITY(DEFICIT):

Preferred stock 5,000,000 shares authorized; Series A preferred stock ($.001 par value, 3,000,000 shares authorized, none issued and outstanding as of July 31, 2020 and October 31, 2019)	—	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 576,495,148 and 572,364,574 issued and outstanding as of July 31, 2020 and October 31, 2019, respectively)	576,496	572,365

Additional paid-in capital	(200,844)	(544,026)

Retained earnings (accumulated deficit)	3,647,844	(73,225)
Total Stockholders’ Equity (Deficit)	4,023,496	(44,886)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$9,732,078	$—

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2020	2019	2020	2019
Revenues
Revenues	$32,422,993	$—	$54,923,896	$—
Revenues - related parties	54,040	—	86,520	—
Excise tax on products	(101,724)	—	(128,953)	—
Total net revenues	32,375,309	—	54,881,463	—

Cost of revenue
Cost of revenue - related party	27,860,145	—	47,771,211	—
Cost of revenue – other	115,868		173,448
Total cost of revenue	27,976,013	—	47,944,659	—

Gross profit	4,399,296	—	6,936,804	—

Operating expenses
Commissions	769,134	—	1,029,132	—
General & Administrative expenses	704,737	27,135	915,762	45,320
Total operating expenses	1,473,871	27,135	1,944,844	45,320

Income (loss) before income taxes provision	2,925,425	(27,135)	4,991,910	(45,320)

Provision for income taxes	(320,410)	—	(1,270,841)	—

Net income (loss)	$2,605,015	$(27,135)	$3,721,069	$(45,320)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	575,746,039	572,364,574	573,499,956	572,364,574

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2020	For the Nine Months Ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,721,069	$(45,320)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	320,156	—
Expenses contributed to capital	27,157	17,670
Changes in current assets and liabilities:
Accounts receivable	(7,033,361)	—
Accounts receivable – related parties	(19,910)	—
Inventories	(9,357)	—
Accounts payable – related party	4,283,852	—
Accrued taxes	1,396,919
Accounts payable and accrued expenses	(17,075)	27,650
Net cash provided by operating activities	2,669,450	—

Net change in cash	$2,669,450	$—
Beginning cash balance	—	—
Ending cash balance	$2,669,450	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

 The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended July 31, 2020

(Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Balances, October 31, 2019	—	—	$—	$—	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—	—	26,457	—	26,457
Net loss	—	—	—	—	—	—	—	(12,933)	(12,933)
Balances, January 31, 2020	—	—	$—	$—	572,364,574	$572,365	$(517,569)	$(86,158)	$(31,362)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—	—	700	—	700
Net income	—	—	—	—	—	—	—	1,128,987	1,128,987
Balances, April 30, 2020	—	—	$—	$—	572,364,574	$572,365	$(516,869)	$1,042,829	$1,098,325
Issuance of common shares for compensation	—	—	—	—	4,130,574	4,131	316,025	—	320,156
Net income	—	—	—	—	—	—	—	2,605,015	2,605,015
Balances, July 31, 2020	—	—	$—	$—	576,495,148	$576,496	$(200,844)	$3,647,844	$4,023,496

The accompanying notes are an integral part of these unaudited financial statements.

Kaival Brands Innovations Group, Inc.

Statement of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended July 31, 2019

(Unaudited)

	Preferred Shares (Series A)	Preferred Shares (Series B)	Par Value Preferred Shares (Series A)	Par Value Preferred Shares (Series B)	Common Shares		Par Value Common Shares		Additional Paid-in Capital		Accumulated Deficit		Total

Balances, October 31, 2018	—	—	$—	$—	572,364,574		$572,365		$(570,989)		$(4,376)		$(3,000)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—		—		7,210		—		7,210
Net loss	—	—	—	—	—		—		—		(13,960)		(13,960)
Balances, January 31, 2019	—	—	$—	$—	572,364,574		$572,365		(563,779)		$(18,336)		$(9,750)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—		—		4,950		—		4,950
Net loss	—	—	—	—	—		—		—		(4,225)		(4,225)
Balances, April 30, 2019	—	—	$—	$—	572,364,574	$	572,365	$	(558,529)	$	(22,561)	$	(9,025)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	—		—		5,510		—		5,510
Net loss	—	—	—	—	—		—		—		(27,135)		(27,135)
Balances, July 31, 2019	—	—	$—	$—	572,364,574		$572,365		$(553,319)		$(49,696)		$(30,650)

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

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”), by and among the Company, GMRZ, and Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (formerly known as Kaival Brands Innovations Group, LLC) (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole voting members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

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

Share Cancellation and Exchange Agreement

On August 19, 2020, the Company entered into a Share Cancellation and Exchange Agreement (the “Share Cancellation and Exchange Agreement”) with its controlling stockholder, KH.

Pursuant to the Share Cancellation and Exchange Agreement, KH returned to the Company 300,000,000 shares of the Company’s common stock (the “Cancellation Shares”), which Cancellation Shares were cancelled and retired by the Company. Following such cancellation, KH owns 204,000,000 shares of the Company’s common stock.

On August 19, 2020, the Company filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorized a total of 3,000,000 shares, par value $0.01 per share, of Series A Preferred Stock (the “Series A Preferred Stock ”).  All series of preferred stock, whether now or hereafter designated, may by their respective terms have a preference over the Series A Preferred Stock in respect of distribution upon liquidation, dividends, or any other right or matter. The number of shares so designated is three million (3,000,000) shares, par value $0.001 per share, and such amount cannot be increased except by the favorable vote or the written consent of the holders of at least a majority of the issued and outstanding shares of Series A Preferred Stock or by a resolution of the Board of Directors. Such number of shares of Series A Preferred Stock may be decreased by the written consent of the holders of at least a majority of the issued and outstanding shares of Series A Preferred Stock or by a resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, options, or warrants or upon conversion of outstanding securities issued by the Company. The holders of the Series A Preferred Stock do not have any preferential dividend rights and shall be entitled to receive dividends, if any, only if, when, and as declared by the Board of Directors in its sole and absolute discretion. The holders of the Series A Preferred Stock have no voting rights. At any time on or after November 1, 2023, each share of Series A Preferred Stock is convertible, at the option of the holder thereof. Notwithstanding the foregoing, the holders of Series A Preferred Stock will be entitled to convert their shares of Series A Preferred Stock prior to November 1, 2023 if any of the following events occur: (i) a Change of Control (as defined in the Certificate of Designation) or (ii) any other event as determined and agreed to by the Company and by the holders holding a majority of the issued and outstanding shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into one hundred shares of common stock, par value $0.001 per share.

In exchange for the Cancellation Shares the Company issued 3,000,000 shares (the “Preferred Shares”) of its newly designated Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares was intended to comply with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), in that the issuance was exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between the Company, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

As of the date of this Quarterly Report on Form 10-Q, the Company has 277,282,630 shares of common stock issued and outstanding and 3,000,000 shares of Series A Preferred Stock issued and outstanding.

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery systems and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a Florida limited liability company, and a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 (the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment” and, collectively with the Service Agreement, the “Amended Service Agreement”) with QuikfillRx.

Pursuant to the terms of the First Amendment, the parties modified the amount of General Compensation (as defined below) to be paid to QuikfillRx. “General Compensation” consists of the following: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company will pay QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Amended Service Agreement beyond the original expiration date of October 31, 2020, then for the period between November 1, 2020 and October 31, 2021, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (iv) if the parties agree to extend the term of the Amended Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month.

COVID-19

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of COVID-19, which originated in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

As of the date of issuance of these unaudited financial statements, our operations have not been significantly impacted. No impairments were recorded as of July 31, 2020 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the three and nine months ended July 31, 2020 and as of the date these unaudited financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on our financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our suppliers) could have a material adverse effect on our business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond. As of the date of this filing, our recently commenced business operations have not been impacted.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 2019, as reported in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the year ended October 31, 2019, as reported in the Annual Report on Form 10-K filed with the SEC on January 27, 2020, have been omitted.

Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of July 31, 2020, the Company did not have any allowance for doubtful accounts based on management’s assessment.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of July 31, 2020, the inventories only consisted of finished goods.

Reclassifications

Reclassifications have been made to conform with current period presentation.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. The Company excludes from the transaction price sales taxes, excise taxes and value added taxes imported at the time of the sales. These taxes are not billed to customers by the Company. We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to retail and non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between when the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale periodically. There have not been significant credits or returns and as such no reserve for sales returns and allowances has been deemed necessary.

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

In April, in connection with the A&R Distribution Agreement, the Company entered into the A&R Sub-Distribution Agreements with certain third-party counterparties, whereby the Company appointed such counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

With these agreements in effect, the Company has established sources of revenue to cover its operating costs and achieved net income of $3,721,069 during the nine months ended July 31, 2020. As of July 31, 2020, the Company has a positive working capital of $4,023,496.

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

Note 4 – Commitments and Contingencies

On March 31, 2020, and as amended on June 2, 2020, the Company entered into the Amended Service Agreement with QuikfillRx, whereby QuikfillRx agreed to provide the Company with to the Services, consisting of sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. The Services will be provided by QuikfillRx as requested from time to time by the Company.

As a result of the First Amendment, “General Compensation” consists of the following: (i) for the Services (as defined in the Service Agreement) provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company will pay QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Service Agreement beyond the original expiration date of October 31, 2020, then for the period between November 1, 2020 and October 31, 2021, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (iv) if the parties agree to extend the term of the Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month.

In addition, pursuant to the Amended Service Agreement, the Company will pay QuikfilRx an amount equal to 0.9% of the Applicable Gross Quarterly Sales, which amount shall, at the Company’s option, be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and common stock, subject to certain conditions, and an amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

Note 5 – Stockholders’ Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $16,257 during the nine months ended July 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $10,900 during the nine months ended July 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

Shares of Common Stock Issued

During the quarter ended July 31, 2020, 3,320,574 shares of common stock, valued and expensed at $202,555, were issued to QuikfillRx as compensation for the Services rendered to the Company.

During the quarter ended July 31, 2020, 9.5 million shares of common stock were granted to seven employees of the Company. 810,000 shares of common stock, valued and expensed at $117,600, were issued to these employees as bonus compensation. Unamortized shares granted to the seven employees at July 31, 2020 totaled 8,690,000 shares and are valued at $1,242,400.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the nine months ended July 31, 2020, the Company generated $65,000, $18,990, $2,420, and $110 of revenue from Cloud Nine 2012, Inc., JC Products of USA, LLC, Shree Maharaj, Inc., and Bhawani Krupa, Inc., respectively. All of these companies are owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of July 31, 2020, the Company has accounts receivable from Cloud Nine 2012, Inc. and Bhawani Krupa, Inc. in the amount of $19,800 and $110, respectively.

Purchases and Accounts Payable

During the nine months ended July 31, 2020, the Company purchased $47,771,211  of Products from Bidi and sold $55,010,416 of Products to retail and non-retail customers. As of July 31, 2020, the Company had accounts payable to Bidi of $4,286,852. Bidi is owned by Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer.

Contributed Capital

During the nine months ended July 31, 2020, Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer, and Eric Mosser, the Company’s Chief Operating Officer, contributed capital of $16,257 and $10,900, respectively, to the Company. For additional information, see Note 5, Stockholders’ Equity.

Office Space

We utilized the home office space and warehouse of our management at no cost through July 31, 2020.

Note 7 - Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable

For the nine months ended July 31, 2020, 100% of the inventories of Products, primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party, in the amount of $47,771,211. It also accounted for 100% of the total accounts payable - related party as of July 31, 2020.

Concentration of Revenues and Accounts Receivable

For the three months ended July 31, 2020, approximately 56% of the revenue from the sale of Products, primarily consisting of the “Bidi Stick”, was generated from Favs Business, LLC (“Favs Business”) in the amount of $18,325,140.

For the nine months ended July 31, 2020, approximately 48% of the revenue from the sale of Products, primarily consisting of the “Bidi Stick,” was generated from Favs Business in the amount of $26,328,535.

Favs Business accounted for approximately 71% of the total accounts receivable as of July 31, 2020.

Note 8 – Income Tax

The Company is subject to federal income taxes and state income tax in the United States. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

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

During the nine months ended July 31, 2020, the Company generated taxable income of $4,991,910 and, thus, accrued $1,048,301 of federal income tax and $222,540  of state income tax.

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2020 and October 31, 2019 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $15,377, and a valuation allowance of $0 and $15,377, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

Note 9 – Subsequent Events

On August 1, 2020, the Company began leasing office space consisting of 1,595 square feet as its main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with related party, Just Pick, LLC (“Just Pick”). Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer, is also an officer of Just Pick.

On August 19, 2020, the Company entered into the Share Cancellation and Exchange Agreement with KH, its majority stockholder, whereby KH returned the Cancellation Shares to the Company for cancellation. Following such cancellation, KH owns 204,000,000 shares of the Company’s common stock.

In connection therewith, and in exchange for the Cancellation Shares, the Company issued the Preferred Shares consisting of 3,000,000 shares of Series A Preferred Stock, to KH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and nine months ended July 31, 2020 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2019 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Holding Company Reorganization

On September 4, 2018, USSE Delaware acquired 1,000 shares of our common stock, which represented 100% of our then-outstanding shares of common stock, for no consideration, resulting in us becoming a wholly-owned subsidiary of USSE Delaware. Also, immediately prior to the Holding Company Reorganization, USSE Merger Sub was our wholly-owned subsidiary.

At the Effective Time, and in accordance with the provisions set forth in Section 251(g) of the DGCL, USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and our direct wholly-owned subsidiary, merged with and into USSE Delaware, our then parent. USSE Delaware was the surviving corporation and our wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the Effective Time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of our common stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid, and non-assessable share of our preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitations, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock. Each share of our common stock issued and outstanding and held by USSE Delaware immediately prior to the Effective Time was cancelled.

This resulted in us being authorized to issue up to 1,005,000,000 shares, which consisted of: (i) 1,000,000,000 shares of common stock, par value $0.001 per share of which 66,397,574 shares were then issued and outstanding; (ii) 5,000,000 shares of preferred stock, par value $0.001 per share, of which (a) 1,000,000 shares were designated as Convertible Series A, all of which were then issued and outstanding; and (b) 500,000 shares were designated as Convertible Series B, of which 71,700 shares of Convertible Series B preferred stock were then issued and outstanding.

Post-Holding Company Reorganization

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

On February 6, 2019, we entered into the Agreement, by and among us, GMRZ, and KH, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted common stock, representing approximately 88.06 percent of our then issued and outstanding shares of common stock, to KH, and KH paid GMRZ the Purchase Price. The consummation of the transactions contemplated by the Agreement resulted in a change in control, with KH becoming our largest controlling stockholder. Nirajkumar Patel and Eric Mosser are the sole voting members of KH. The Purchase Price was paid with personal funds of the members of KH.

Effective July 12, 2019, we changed our corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent/subsidiary short-form merger of Kaival Brands Innovations Group, Inc., the Company’s wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity.

On the effective date of the merger, our name was changed to “Kaival Brands Innovations Group, Inc.” and the Charter, was further amended to reflect our new legal name. There were no other changes to its Charter.

Share Cancellation and Exchange Agreement

On August 19, 2020, we entered into a Share Cancellation and Exchange Agreement with our controlling stockholder, KH. Nirajkumar Patel and Eric Mosser, our current officers and directors, are the only voting members of KH.

Pursuant to the Agreement, KH returned to us the Cancellation Shares, consisting of 300,000,000 shares of our common stock, which Cancellation Shares have now been cancelled and retired by us.

On August 19, 2020, we filed the Certificate of Designation with the Secretary of State of the State of Delaware, which authorizes a total of 3,000,000 shares of Series A Preferred Stock.

In exchange for the Cancellation Shares, we issued the Preferred Shares, consisting of 3,000,000 shares of Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares is intended to comply with Section 3(a)(9) of the Act, in that the issuance is exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

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

Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of the Products. We engaged QuikfillRx in March 2020 and, pursuant to the Amended Service Agreement, QuikfillRx agreed to provide us with the Services, as we may request from time to time.

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

As a result of the commencement of business operations, in March 2020, we began hiring employees and intend to hire additional independent contractors and/or employees in the future. We cannot provide any assurance as to the timing of the hiring of any additional independent contractors or employees, the number of independent contractors or employees that we may hire, and whether acceptable independent contractors or employees will be available to us at that time.

Going Concern

Prior to March 2020, we demonstrated adverse conditions that raised substantial doubt about our ability to continue as a going concern. These adverse conditions were negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios. Also, we had not established any source of revenue to cover its operating costs. Our management funded operating expenses with related party contributions to capital.

However, on March 9, 2020, we commenced business operations upon entering into the A&R Distribution Agreement with Bidi, a related party company, whereby Bidi granted us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers.

In April, in connection with the A&R Distribution Agreement, we entered into the A&R Sub-Distribution Agreements with certain third-party counterparties, whereby we appointed such counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

With these agreements in effect, we have established sources of revenue to cover our operating costs and achieved net income of $3,721,069 during the nine months ended July 31, 2020. As of July 31, 2020, we had a positive working capital of $4,023,496.

Management plans to continue similar operations with increased marketing, which we believe will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of filing this Quarterly Report, the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt our ability to continue as a going concern.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

At July 31, 2020, we had working capital of approximately $4.0 million and total cash of approximately $2.7 million.

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

Cash Flows:

Cash flow provided by operations was approximately $2.7 million for the first nine months of fiscal year 2020, compared to $0 for the first nine months of fiscal year 2019. The increase in cash flow from operations for the first nine months of fiscal year 2020 was mainly due to the increase in net income. We anticipate continued improvement in our cash flows provided by operations in future years based on the minimum purchase obligations set forth in the A&R Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts.

Results of Operations

Three months ended July 31, 2020, compared to three months ended July 31, 2019

Revenues:

Revenues for the third quarter of fiscal year 2020 were approximately $32.4 million, compared to $0 in the same period of the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the third quarter of fiscal year 2020 was approximately $4.4 million, compared to $0 for the third quarter of fiscal year 2019. Total cost of revenue was approximately $27.9 million for the third quarter of fiscal year 2020, compared to $0 for the third quarter of fiscal year 2019. The increase in gross profit is entirely driven by the sales of the Products during the third quarter of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $1.5 million for the third quarter of fiscal year 2020, compared to $27,135 for the third quarter of fiscal year 2019. For the third quarter of fiscal year 2020, operating expenses consisted of commissions paid pursuant to the Amended Service Agreement of approximately $769,000 and general and administrative expenses of approximately $705,000. General and administrative expenses in the third quarter of fiscal year 2020 consisted primarily of legal fees, salaries, professional fees, merchant fees, and other service fees. Total operating expenses for the third quarter of fiscal 2019 consisted solely of general and administrative expenses, which were primarily from legal fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the third quarter of fiscal year 2020, we accrued approximately $320,000 for income taxes, compared to $0 for the third quarter of fiscal year 2019. Please refer to Note 8, Income Tax, in the Notes to the Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

Net income for the third quarter of fiscal year 2020 was approximately $2.6 million, or $0.00 basic and diluted earnings per share, compared to net loss of approximately $27,000, or $0.00 basic and diluted loss per share, for the third quarter of fiscal year 2019. The increase in net income for the third quarter of fiscal year 2020, as compared to the third quarter of fiscal year 2019, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 575,746,039 in the third quarter of fiscal year 2020 and 572,364,574 for the third quarter of fiscal year 2019.

Nine months ended July 31, 2020, compared to nine months ended July 31, 2019

Revenues:

Revenues for the first nine months of fiscal year 2020 was approximately $54.9 million, compared to $0 in the same period of the prior fiscal year. During our second fiscal quarter for 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the first nine months of fiscal year 2020 was approximately $6.9 million, compared to $0 for the first nine months of fiscal year 2019. Total cost of revenue was approximately $47.9 million for the first nine months of fiscal year 2020, compared to $0 for the first nine months of fiscal year 2019. The increase in gross profit is entirely driven by the commencement of sales of the Products during the first nine months of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $1.9 million for the first nine months of fiscal year 2020, compared to approximately $45,000 for the first nine months of fiscal year 2019. For the first nine months of fiscal year 2020, operating expenses consisted of commissions of approximately $1.0 million and general and administrative expenses of approximately $916,000. General and administrative expenses in the first nine months of fiscal year 2020 consisted primarily of legal fees, salaries, bonuses, professional fees, merchant fees, and other service fees. Total operating expenses for the first nine months of fiscal year 2019 consisted solely of general and administrative expenses, which were primarily from legal fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the first nine months of fiscal year 2020, we accrued approximately $1.3 million for income taxes, compared to $0 for the first nine months of fiscal year 2019. Please refer to Note 8, Income Tax, in the Notes to the Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

Net income for the first nine months of fiscal year 2020 was approximately $3.7 million, or $0.01 basic and diluted earnings per share, compared to net loss of approximately $45,000, $0.00 basic and diluted loss per share, for the first nine months of fiscal year 2019. The increase in net income for the first nine months of fiscal year 2020, as compared to the first nine months of fiscal year 2019, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 573,499,956 in the first nine months of fiscal year 2020 and 572,364,574 for the first nine months of the fiscal year 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended July 31, 2020 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.3	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.5	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.9	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.10	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12

Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.13

Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.14	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 14, 2020	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer