Form 10-K
period 2020-10-31
Kaival Brands Innovations Group, Inc.
filed 2021-02-12
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED October 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

As of April 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $4,272,786 based on the closing price per share (or $0.0625), of the registrant’s common stock as quoted by the OTC Markets Group Inc..

As of February 11, 2021, there were 279,171,677 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

2

TABLE OF CONTENTS

Kaival Brands Innovations Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2020 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

On September 19, 2018 (the “Effective Time”), and in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”), USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and our direct wholly-owned subsidiary, merged with and into USSE Delaware, our then parent (the “Holding Company Reorganization”). USSE Delaware was the surviving corporation and our wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

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

Post-Holding Company Reorganization

On October 19, 2018, we issued 500,000,000 shares of restricted common stock and 400,000 shares of Convertible Series B preferred stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), for services rendered to us.

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

On February 6, 2019, we entered into a non-binding Share Purchase Agreement (the “Agreement”) by and among GMRZ, Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (“KH”), and us, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of our then-issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of us, with KH becoming our largest controlling stockholder. The sole voting members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

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

Share Cancellation and Exchange Agreement

On August 19, 2020, we entered into a Share Cancellation and Exchange Agreement (the “Share Cancellation and Exchange Agreement”) with our controlling stockholder, KH.

Pursuant to the Share Cancellation and Exchange Agreement, KH returned to us 300,000,000 shares of our common stock (the “Cancellation Shares”), which Cancellation Shares were cancelled and retired by us. Following such cancellation, KH owns 204,000,000 shares of our common stock.

On August 19, 2020, we filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorized a total of 3,000,000 shares, par value $0.01 per share, of Series A Preferred Stock (the “Series A Preferred Stock ”).  All series of preferred stock, whether now or hereafter designated, may by their respective terms have a preference over the Series A Preferred Stock in respect of distribution upon liquidation, dividends, or any other right or matter. The number of shares so designated is three million (3,000,000) shares, par value $0.001 per share, and such amount cannot be increased except by the favorable vote or the written consent of the holders of at least a majority of the issued and outstanding shares of Series A Preferred Stock or by a resolution of our Board of Directors (our “Board”). Such number of shares of Series A Preferred Stock may be decreased by the written consent of the holders of at least a majority of the issued and outstanding shares of Series A Preferred Stock or by a resolution of our Board; provided, however, that no decrease will reduce the number of shares of Series A Preferred Stock to a number less than the number of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, options, or warrants or upon conversion of outstanding securities issued by us. The holders of the Series A Preferred Stock do not have any preferential dividend rights and will be entitled to receive dividends, if any, only if, when, and as declared by our Board in its sole and absolute discretion. The holders of the Series A Preferred Stock have no voting rights. At any time on or after November 1, 2023, each share of Series A Preferred Stock is convertible, at the option of the holder thereof. Notwithstanding the foregoing, the holders of Series A Preferred Stock will be entitled to convert their shares of Series A Preferred Stock prior to November 1, 2023 if any of the following events occur: (i) a Change of Control (as defined in the Certificate of Designation) or (ii) any other event as determined and agreed to by us and by the holders holding a majority of the issued and outstanding shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into one hundred shares of common stock, par value $0.001 per share.

In exchange for the Cancellation Shares, we issued 3,000,000 shares (the “Preferred Shares”) of our newly designated Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares was intended to comply with Section 3(a)(9) of the Securities Act , in that the issuance was exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

Subsidiaries

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (“Kaival Labs”), as our wholly owned subsidiary.

Business Information

Description of Business

We are focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, we commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery systems and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a Florida limited liability company, and a related party company that is also owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer.

On March 9, 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 (the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted to us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers.

In connection with the A&R Distribution Agreement, we entered into non-exclusive sub-distribution agreements, some of which were subsequently amended and restated by the parties in order to clarify certain provisions (all such sub-distribution agreements, as amended and restated, are collectively referred to as the “Sub-Distribution Agreements”), whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory”).

On September 28, 2020, we entered into a patent contribution agreement (the “Patent Contribution Agreement”) with Kaival Labs, our wholly owned subsidiary, and Next Generation Labs, LLC, a California limited liability company (“Next Generation”), whereby Next Generation will  contribute certain patents, patent applications, and patent data (collectively, the “Patents”) to us, which we plan to then subsequently transfer to Kaival Labs.

Pursuant to the Patent Contribution Agreement, we agreed to pay Next Generation a purchase price of $3 million for the Patents (the “Purchase Price”), which is expected to be paid overtime upon two events. First, we expect to pay part of the Purchase Price from proceeds generated from a future securities offering (the “Offering Payment”). Additionally, on the first date that Kaival Labs sells a product that was developed using any portion of the Patents or based on the Patents, we will pay Next Generation the difference between the Purchase Price and the Offering Payment.

Kaival Labs has also agreed to pay Next Generation a quarterly royalty equal to fifteen percent (15%) of the profits from sales of a product that was developed using any portion of the Patents or based on the Patents  , on an accrued basis. Finally, we agreed to pay all of the applicable costs associated with obtaining product approval(s) from the United States Food and Drug Administration.

As of the date of this Report, none of the Patents have been transferred, no payments have been made to Next Generation, and none of the triggering events under the Patent Contribution Agreement have occurred.

 Current Product Offerings

Pursuant to the A&R Distribution Agreement, we sell and resell electronic nicotine delivery systems, which we may refer to herein as “ENDS Products”, or “e-cigarettes”, to both retail level customers and non-retail level customers. Our primary Product we resell is the “Bidi Stick,” a disposable, tamper-resistant ENDS Product that comes in a variety of flavor options. In addition to the Bidi Stick, we also recently launched distribution of the “Bidi Pouch” in February 2021. The Bidi Pouch provides a tobacco-free nicotine formulation, which contains natural fibers and a chew-base filler in six different flavors. We do not manufacture any of the products we resell. The Bidi Stick and Bidi Pouch are manufactured by Bidi, a related party company. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of the Products.

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

In addition to our current product offerings, Bidi launched its recycling program, Bidi Cares, in the spring of 2020 that provides an opportunity for its adult (21+) customers to recycle their Bidi Sticks and be rewarded with a free Bidi Stick after recycling ten used Bidi Sticks. Each Bidi Stick contains UL 8139 Certified batteries, which are high-quality, recyclable batteries that are distinguishable from batteries used in other ENDS Products. Bidi invests in recyclable batteries as a more sustainable solution to reduce electronic waste.

Marketing Strategy

Currently, we market and place our Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement. We process all sales made to retail customers and non-retail customers, with all sales to retail customers made through the website, www.bidivapor.com.

Our long-term marketing strategy remains based on our commitment to preventing underage access to our Products. As such, we steer away from social media marketing, and, instead, are more focused on ground-level marketing and advertising within authorized retailer locations (i.e. advertisement on retail partners’ back-bar tobacco products area). Part of this ground-level marketing effort focuses on supporting our authorized partner stores and distributors in spreading brand awareness of our Products to their adult (21+) consumer base by providing in-store marketing materials. Additionally, we supplement these efforts with informational videos on Bidi’s fight against underage access to vape products and content on what makes the Bidi Stick and the Bidi Pouch unique, among other types of content.

Retail stores also have access to online informative videos about the Bidi story, which can be used to educate and assist in training all of their staff members about the core values of Bidi.  From the recycling initiative to the commitment to preventing underage vaping, and stand against the illicit market of vapor products, we believe that together with Bidi, we are taking the necessary steps to ensure that our partners are aligned with our community goals.

Bidi also attends trade shows at established expos throughout the United States, such as the National Association for Convenience Stores (NACS) Show held in the fourth quarter of calendar year 2020. Bidi anticipates attending additional trade shows in calendar year 2021. Further, Bidi has a dedicated marketing team that focuses on these marketing efforts and more.

Resellers

Throughout fiscal 2020, we significantly increased the distribution of the Bidi Stick through national retailers, which we believe will continue to grow significantly in fiscal 2021. In March 2020, we entered into an agreement with Lakshmi Distributer Inc., doing business as C Store Master (“C Store Master”), which currently distributes to Circle K convenience stores. With this relationship, we expanded our distribution footprint to more than 5,000 Circle K locations during fiscal 2020. Currently, our distribution footprint includes more than 30,000 retail stores, including Circle K and 7 ELEVEN locations across the country. Our Products are also accessible through the digital delivery service mobile applicable, GoPuff, in more than 50 cities across the U.S.

We expect that in the third or fourth quarter of fiscal 2021, we will launch distribution of the Products in Europe, which will further expand our distribution footprint.

Employees

As of the date of this Report we have eight employees, all of whom are full time, including our officers and directors. In addition to our officers and directors, we have employees who fulfill the roles of sales staff, information technology, web development, warehouse staff and account management. All of our employees are eligible to enroll, or have already enrolled, in our medical plan.

Environment and Government Regulation Related to our Operations

We are a retail and wholesale distributor of pre-packaged products, namely the Bidi Stick, an e-cigarette that comes in a variety of flavors, designed and manufactured by Bidi. Bidi is a related third party that sells us the Products that we resell to other retailers and wholesalers, which include, but are not limited to, C Store Master, who distributes to Circle K convenience stores, and 7-Eleven convenience stores. Given that we are only a retailer and wholesale distributor of the Bidi Stick and Bidi Pouch, we believe that we are only subject to Federal, state, and international laws pertaining to a distributor, not a manufacturer, of ENDS Products.

Our business is dependent entirely on the resale of the Products provided by Bidi; thus, there is a significant risk that our business could be materially adversely affected if Bidi, as the manufacture, does not properly abide by any Federal, state, or international laws that regulate ENDS Products. Any lapse in production or availability of the Products from Bidi would hamper our ability to operate as we would be limited in our ability to supply our customers if our inventory ran low, or ceased to exist entirely.

As a manufacturer of ENDS Products, Bidi is responsible for abiding by and following various rules and regulations pertaining to the manufacturing of the ENDS Products we sell and any lapse in abiding by any pertinent rules and regulations may negatively impact our ability to operate. As a distributor, we are also subject to various rules and regulations. Some of the below may not directly apply to us at this time due to the nature of our present operations. These rules and regulations include, but are not limited to, the following:

U.S. Food and Drug Administration (the “FDA”) and Related Regulations Relating to ENDS Products

Effective August 8, 2016, the FDA’s regulatory authority under The Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) was extended to all remaining tobacco products, including: (i) certain “new generation” products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by the FDA. These “deeming regulations” apply to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters).

The deeming regulations require (i) products be registered with the FDA and that products include ingredient listings; (ii) newly deemed products be marketed only after FDA review and approval; (iii) products only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) sellers of such products refrain from distributing free samples; (v) sellers of such products implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) packaging of and advertisements for products include prescribed health warnings; and (vii) sellers refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. We, along with Bidi, must comply with these regulations. Any lapse in compliance by us, or Bidi, could hamper our ability to operate, which would adversely affect our results of operations.

Newly deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as the products cannot be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other Products, which could have a material adverse impact on Bidi’s ability to, and the cost to, manufacture our Products, which would adversely affect our financial condition and results of operations.

Failure to comply with the Tobacco Control Act and or with any FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell our electronic and vaporizer products. At present, we are unable to predict whether the Tobacco Control Act will impact our Products to a greater degree than competitors in the industry, thus affecting our competitive position.

State and Local Regulations

As a retail seller and/or wholesale distributor of e-cigarette and related products, we must follow several state and local regulations. Individual U.S. state laws and regulations concerning e-cigarette and related products are also relatively new and developing. Currently, certain state laws on the subject of e-cigarette and related products serve to define and/or tax tobacco products or e-cigarette and related products, restrict access to youth and/or retail sale, require a license to sell such products, ban e-cigarette use in certain public spaces, and require child resistant packaging on products containing e-liquids. As a distributor, we hold all required state licenses and permits, and pay all applicable state e-cigarette and related products excise taxes. We work closely with Bidi to ensure that it is compliant with any manufacturer specific state requirements, such as any warning requirements (e.g., California Proposition 65).

Excise Taxes on Vapor Products

Vapor products are currently subject to excise taxes at the state and local level.  Currently, approximately 28 states, plus various jurisdictions, impose a tax on vapor products.  During 2020, approximately 11 states passed or implemented legislation to begin taxing vapor or related products.  We anticipate that state and localities will likely continue to impose new excise taxes on these products and / or increase existing excise taxes for the purpose of funding various legislative initiatives, filling revenue shortfalls, and / or to reduce consumption.  In addition, while vapor products are not currently subject to excise tax at the federal level, legislation to impose excise taxes at the federal level has been introduced in the past and could potentially be adopted in the future.  Any future enactment of excise tax increases at the federal, state or local level could potentially result in lower consumption, a shift in sales to discount brands, illicit trade channels or alternatives as consumers seek lower priced products, any of which could result in a decline of our shipment volume, revenue, and profit.

International Regulations and Pertinent Information

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced, or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing, and sponsorship;

•	restrictions or bans on advertising, marketing, and sponsorship;

•	the display of larger health warnings, graphic health warnings, and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure, and performance standards for tar, nicotine, carbon monoxide, and other smoke constituents levels;

•	requirements regarding testing, disclosure, and use of tobacco product ingredients;

•	increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;

•	elimination of duty-free allowances for travelers; and

•	encouraging litigation against tobacco companies.

If the U.S. becomes a signatory to the FCTC and/or national laws are enacted in the U.S. that reflect the major elements of the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Environmental Laws

We may be subject to federal, state, and local environmental laws and regulations. Compliance with these provisions has not had nor do we expect such compliance will have, any material adverse effect upon our capital expenditures, financial condition, or competitive position. We believe that we are not subject to any material costs for compliance with any environmental laws.

Future Plans

Our primary goals during the next 12 months are twofold: (i) continue to significantly grow revenues and (ii) add the necessary infrastructure and partners appropriate for a multi-hundred-million-dollar revenue company. We believe that distribution growth through availability of the Products in retail stores, new product offerings, and continued branding efforts will lead to further significant market share gains resulting in accelerated revenue growth.

We have also added four new service providers to further support our anticipated growth, improve our operations, and increase stockholder awareness. We engaged a global leader in executive recruitment to bolster our Corporate Suite Management Team. We also expanded our legal team to assist us in our corporate governance efforts and goal to up-list to Nasdaq in the near-term.

Additionally, we migrated vendor relationships upstream. We engaged Fiserv, a global provider of financial services technology. By integrating Fiserv and its services, we believe that we are not only providing the most secure and efficient transaction possible for our customers, but also reducing processing fees and, in turn, provides cost-savings to both the company and its valued customers.

We also engaged Insperity, a global leader in human resources and benefits management, to assist with the development and ongoing management of HR Compliance, employee benefits, employer liability management, co-development and implementation of employee training and development programs, and employee administration and payroll.

We are committed to recognizing excellence throughout the organization. As such, throughout fiscal 2021, we anticipate continuing to execute on our strategy of developing our brand, securing future growth and creating optimal value to stockholders.

Competition

Because we solely distribute Bidi’s Products, which comprises all of our business operations, Bidi’s competitors in the e-cigarette and vaping industry are indirect competitors of ours. Many of these competitors in the e-cigarette and vaping industry are better capitalized than we are and have access to greater resources, financial and otherwise. We believe that our ability, and Bidi’s ability, to effectively compete in the industry and acquire a strong market position is, and will continue to be, in large part due to the growing recognition of the Bidi brand name, the perceived quality of each of our Products, and the ongoing efforts of our sales, marketing, and distribution teams. We, through Bidi, compete against, just to name a few, what we refer to as “big tobacco” companies, including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC. “Big tobacco” has substantially greater resources, and a customer base that has historically demonstrated loyalty to their brands, which can pose a significant hurdle to competitors operating in the same, or similar, industries.

Competition in the e-cigarette and vaping industry is based upon not only brand quality and positioning but also on price, packaging, promotion, and retail availability and visibility. Given the decreasing prevalence and public acceptance of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in other/additional tobacco industries/markets. As such, we consider the “big tobacco” companies to be our primary competitors at this point in time, but it is our belief that we have the capability to compete successfully.

Based on Goldman Sachs' Equity Research Report through November 28, 2020 on the Nielsen data for total nicotine volumes (the "Goldman Report"), the Bidi Stick was the second largest disposable ENDS Product based on retail sales for the 52-week period ending on November 28, 2020. The Bidi Stick has increased its absolute-dollar market share of the disposable ENDS market share from 7.4% during the 52-week period ending on October 27, 2020 to 24.2% of retail sales during the 52-week period ending on November 28, 2020. According to the Goldman Report, total dollar sales growth has surged to 1,845% to lead the category for the 12-week period ended November 28, 2020. We believe our growth underscores the unique customer experience the Bidi Stick provides.

Intellectual Property

Currently, as of the date of this Report, we have no intellectual property rights. We rely on certain intellectual property rights, including logos, trademarks, and trade names, of Bidi that were granted to us pursuant to the A&R Distribution Agreement to be used in connection with the marketing, advertisement, and sale of the Products. We also indirectly rely on Bidi’s intellectual property rights related to the Products, such as patents. If a third-party challenged Bidi’s patents, or infringed upon such rights, our business would be materially adversely affected.

On September 28, 2020, we entered into the Patent Contribution Agreement with Kaival Labs, our wholly owned subsidiary, and Next Generation Labs, LLC, whereby Next Generation will contribute the Patents to us, which we plan to subsequently transfer to Kaival Labs. As of the date of this Report, none of the Patents have been transferred, no payments have been made and none of the triggering events under the Patent Contribution Agreement have occurred.

Emerging Growth Company

We are an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). We have not elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Item 1A. Risk Factors.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On August 1, 2020, we began leasing office space consisting of 1,595 square feet as our main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer, is also an officer of Just Pick. We believe our office space is sufficient to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) OTCQB® Venture Market (the “OTCQB”) under the symbol “KAVL.” There is currently a limited trading market in the shares of our common stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
April 30, 2021 (1)	$3.65	$1.17
January 31, 2021	$1.40	$0.2283
October 31, 2020	$0.97	$0.30
July 31, 2020	$1.09	$0.045
April 30, 2020	$0.0749	$0.0081
January 31, 2020	$0.020	$0.006
October 31, 2019	$0.024	$0.006
July 31, 2019	$0.049	$0.0066
April 30, 2019	$0.025	$0.0067
January 31, 2019	$0.038	$0.0101

(1)	Though February 11, 2021.

Holders

As of October 31, 2020, we had 277,282,630 shares of common stock issued and outstanding and 3,000,000 shares of Series A Preferred Stock issued and outstanding.

As of October 31, 2020, we had approximately 176 stockholders of record. As of February 11, 2021, we have 166 stockholders of record, 279,171,677 shares of our common stock issued and outstanding, and 3,000,000 shares of Series A Preferred Stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our stockholders and do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board. Also, there are no restrictions, which would limit our ability to pay dividends on common stock

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock Issued

During the year ended October 31, 2020, 3,674,056 shares of our common stock were issued to QuikfillRx, LLC, a Florida limited liability company (“QuikfillRx”) as compensation for marketing and promotion services rendered to us.

During the year ended October 31, 2020, 150,000 shares of our common stock were issued to Uptick Capital Partners as compensation for consulting services rendered to us.

During the year ended October 31, 2020, 1,094,000 shares of our common stock were issued to seven of our employees as employee bonus compensation. We withheld 226,000 shares to satisfy tax obligations due upon such issuances.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended October 31, 2020, we repurchased 226,000 shares of our common stock, which were immediately cancelled upon repurchasing.

Our Chief Executive Officer and Chief Financial Officer, Nirajkumar Patel, and our Chief Operating Officer, Eric Mosser did not purchase shares in the open market during our fiscal year ended October 31, 2020.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2020 included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Potential Impact of COVID-19

In March 2020, the World Health Organization (the “WHO”) declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational and, to date, we have not seen any significant direct negative impact of COVID-19 to our newly commenced business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 and, possibly, beyond.

Business Overview

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

In connection with the A&R Distribution Agreement, we entered into the Sub-Distribution Agreements with certain counterparties, pursuant to which we appointed such counterparties as non-exclusive sub-distributors of the Products to non-retail customers within the Territory. Each of the Sub-Distribution Agreements set forth certain minimum purchase obligations.

Going Concern

Prior to March 2020, we demonstrated adverse conditions that raised substantial doubt about our ability to continue as a going concern. These adverse conditions were negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios. Also, we had not established any source of revenue to cover our operating costs. Our management funded operating expenses with related party contributions to capital.

However, on March 9, 2020, we commenced business operations upon entering into the A&R Distribution Agreement with Bidi, a related party company, whereby Bidi granted us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers.

In April, in connection with the A&R Distribution Agreement, we began to enter into the Sub-Distribution Agreements with certain third-party counterparties, whereby we appointed such counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

With these agreements in effect, we have established sources of revenue to cover our operating costs and achieved net income of $3,845,822 during the year ended October 31, 2020. As of October 31, 2020, we had a positive working capital of $4,406,679.

Management plans to continue similar operations with increased marketing, which we believe will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of filing this Report, the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt our ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

The audited consolidated financial statements filed as part of this Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

On October 31, 2020, we had working capital of approximately $4.4 million and total cash of approximately $7.4 million.

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

Cash Flows:

Cash flow provided by operations was approximately $7.6 million for the fiscal year 2020, compared to $0 for the fiscal year 2019. The increase in cash flow from operations for the fiscal year 2020 was mainly due to the increase in net income. We anticipate continued improvement in our cash flows provided by operations in future years based on the minimum purchase obligations set forth in the Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts.

Results of Operations

Year ended October 31, 2020, compared to year ended October 31, 2019

Revenues:

Revenues for the fiscal year 2020 were approximately $64.3 million, compared to $0 in the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the fiscal year 2020 was approximately $10.0 million, compared to $0 for the fiscal year 2019. Total cost of revenue was approximately $54.3 million for the fiscal year 2020, compared to $0 for the fiscal year 2019. The increase in gross profit is entirely driven by the sales of the Products beginning in the second quarter of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $4.7 million for the fiscal year 2020, compared to approximately $69,000 for the fiscal year 2019. For the fiscal year 2020, operating expenses consisted of commissions paid to QuikfillRx pursuant to the Amended Service Agreement of approximately $2.3 million and general and administrative expenses of approximately $2.4 million. General and administrative expenses in the fiscal year 2020 consisted primarily of legal fees, salaries, professional fees, merchant fees, and other service fees. Total operating expenses for the fiscal year 2019 consisted solely of general and administrative expenses, which were primarily from professional fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the fiscal year 2020, we accrued approximately $1.3 million for income taxes, compared to $0 for the fiscal year 2019. Please refer to Note 7, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Income (Loss):

Net income for the fiscal year 2020 was approximately $3.8 million, or $0.01 basic and diluted net income per share, compared to net loss of approximately $68,849, or $0.00 basic and diluted net loss per share, for the fiscal year 2019. The increase in net income for the fiscal year 2020, as compared to fiscal year 2019, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 516,212,943 at October 31, 2020 as compared to 572,364,574 at October 31, 2019.

Accrued Expenses:

We accrued approximately $80,000 for a quarterly bonus and $132,000 for a quarterly commission payable to QuikfillRx, based our applicable gross quarterly sales for the three months ended October 31, 2020.

We accrued approximately $165,000 for bonuses payable to our executive officers based on the revenues benchmark achieved during the three months ended July 31, 2020.

Excise taxes totaling approximately $502,000 were accrued based on taxable sales during the fourth quarter of fiscal 2020.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2020, 100% of the inventories of Products, primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer, in the amount of approximately $54.0 million. It also accounted for 100% of the total accounts payable as of October 31, 2020.

Concentration of Revenues and Accounts Receivable:

For the year ended October 31, 2020, approximately 41%  of the revenue from the sale of products, primarily consisting of the “Bidi Stick,” was generated from Favs Business, LLC in the amount of approximately $26.4 million and approximately 6% of the revenue from the sale of products was generated from MMS Distro, Inc., in the amount of approximately $3.9 million.

Go Brands, Inc., with an outstanding balance of approximately $319,000 and GPM Investment, LLC, with an outstanding balance of approximately $551,200, accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2020 and October 31, 2019 were $7,421,701 and $0, respectively.

Critical Accounting Policies and Estimates

Please see Note 2, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for a description of critical accounting policies and estimates.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for a description of recent accounting pronouncements and accounting changes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Kaival Brands Innovations Group, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kaival Brands Innovations Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaival Brands Innovations Group, Inc. (collectively, the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

February 12, 2021

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheet

	October 31, 2020	October 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$7,421,701	$—
Accounts receivable	1,401,562	—
Accounts receivable – related parties	15,360	—
Inventories	6,383	—

Total current assets	8,845,006	—

Right of use asset- operating lease	70,133	—

TOTAL ASSETS	$8,915,139	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable- related party	$1,409,561	$—
Accrued expenses	1,062,105	44,886
Income tax accrual	1,331,856
Deferred revenue	623,096	—
Office lease liability – short term	11,709	—
Total current liabilities	4,438,327	44,886

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	59,204	—

TOTAL LIABILITIES	$4,497,531	$44,886

STOCKHOLDERS’ EQUITY(DEFICIT):

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 and none issued and outstanding as of October 31, 2020 and October 31, 2019, respectively)	3,000	—

Common stock ($.001 par value, 1,000,000,000 shares authorized, 277,282,630 and 572,364,574 issued and outstanding as of October 31, 2020 and October 31, 2019, respectively)	277,283	572,365

Additional paid-in capital	364,728	(544,026)

Retained earnings (accumulated deficit)	3,772,597	(73,225)
Total Stockholders’ Equity (Deficit)	4,417,608	(44,886)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$8,915,139	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31,
	2020	2019
Revenues
Revenues	$64,742,721	$—
Revenues - related parties	233,955	—
Excise tax on products	(662,297)	—
Total revenues	64,314,379	—

Cost of revenue
Cost of revenue - related party	53,981,351	—
Cost of revenue – other	273,885
Total cost of revenue	54,255,236	—

Gross profit	10,059,143	—

Operating expenses
Advertising and Promotions	2,343,617	—
General & Administrative expenses	2,355,971	68,849
Total operating expenses	4,699,588	68,849

Other Income
Interest Income	1,048	—
Total Other Income	1,048	—

Income (loss) before income taxes provision	5,360,603	(68,849)

Provision for income taxes	(1,514,781)	—

Net income (loss)	$3,845,822	$(68,849)

Net income (loss) per common share - basic and diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	516,212,943	572,364,574

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended October 31, 2020 and 2019

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Balances, October 31, 2018	—	$—	$572,364,574	$572,365	$	(570,989)	$(4,376)	$(3,000)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—		26,963	—	26,963
Net loss	—	—	—	—		—	(68,849)	(68,849)
Balances, October 31, 2019	—	$—	$572,364,574	$572,365	$	(544,026)	$(73,225)	$(44,886)
Issuance of common shares for employee compensation	—	—	1,320,000	1,320		156,940	—	158,260
Issuance of common shares for compensation	—	—	3,824,056	3,824		607,353	—	611,177
Common shares settled and cancelled	—	—	(226,000)	(226)		(176,696)	—	(179,922)
Return of common shares in exchange for Series A convertible preferred shares	3,000,000	3,000	(300,000,000)	(300,000)		297,000	—	—
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—		27,157	—	27,157
Net income	—	—	—	—		—	3,845,822	3,845,822
Balances, October 31, 2020	3,000,000	$3,000	$277,282,630	$277,283	$	364,728	$3,772,597	$4,417,608

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended October 31, 2020	For the Year Ended October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,845,822	$(68,849)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Stock based compensation	769,437	—
ROU operating lease expense	3,616	—
Expenses contributed to capital	27,157	26,963
Changes in current assets and liabilities:
Accounts receivable	(1,401,562)	—
Accounts receivable – related parties	(15,360)	—
Inventories	(6,383)	—
Deferred revenue	623,096	—
Payments on operating lease liability	(2,836)
Accounts payable – related party	1,409,561
Accrued taxes	1,331,856
Accrued expenses	1,017,219	41,886
Net cash provided by operating activities	7,601,623	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Settled RSU shares with cash	$(179,922)	$—
Cash flows used in financing activities	(179,922)	—

Net change in cash	$7,421,701	$—
Beginning cash balance	—	—
Ending cash balance	$7,421,701	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$182,925	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial Recognition of ROU Asset and Liability	$73,749	$—
Conversion of common shares into Series A Preferred	3,000	—

The accompanying notes are an integral part of these audited consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Notes to the CONSOLIDATED Financial Statements

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

On February 6, 2019, the Company entered into a non-binding Share Purchase Agreement (the “Agreement”), by and among the Company, GMRZ, and Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC) (“KH”), a Delaware limited liability company, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of the Company’s restricted common stock, representing approximately 88.06 percent of the Company’s issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with KH becoming the Company’s largest controlling stockholder. The sole members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

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

On August 19, 2020, upon approval by the Company’s Board of Directors, the Company filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorizes a total of 3,000,000 shares, par value $0.01 per share, of Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

On August 19, 2020, the Company entered into a Share Cancellation and Exchange Agreement (the “Agreement”) with KH. Prior to entering into the Agreement, KH owned 504,000,000 shares of the common stock, which constituted approximately 87.42% of the Company’s issued and outstanding shares of the common stock.

Pursuant to the Agreement, on August 19, 2020, KH voluntarily returned to the Company 300,000,000 shares of the common stock (the “Cancellation Shares”), which Cancellation Shares were cancelled and retired by the Company.

As a result of the cancellation and retirement of the Cancellation Shares, at October 31, 2020, the Company had 277,282,630 shares of the common stock issued and outstanding, of which 204,000,000 shares are held by the KH, constituting approximately 73.57% of the issued and outstanding shares of the common stock.

In exchange for the Cancellation Shares the Company issued 3,000,000 shares (the “Preferred Shares”) of the Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares was intended to comply with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), in that the issuance is exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between the Company, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange. The Series A Preferred Stock have no voting rights and each share of Series A Preferred Stock is convertible into 100 shares of common stock. The holders have the Series A Preferred Stock may convert their Series A Preferred Stock at any time on or after November 1, 2023. Notwithstanding the foregoing, the holders of the Series A Preferred Stock may convert their shares of Series A Preferred Stock prior to November 1, 2023 if a change of control (as provided for in the Certificate of Designation) or upon the occurrence of any other event as determined and agreed to by the Company and the holders holding a majority of the issued and outstanding shares of Series A Preferred Stock. The shares of common stock to be issued upon conversion will bear a restricted legend.

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming an exclusive distributor of certain electronic nicotine delivery systems and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a Florida limited liability company, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company.

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

In connection with the A&R Distribution Agreement, the Company entered into non-exclusive sub-distribution agreements, some of which were subsequently amended and restated by the parties in order to clarify certain provisions (all such agreements, as amended and restated, are collectively referred to as the “A&R Sub-Distribution Agreements”), whereby the Company appointed the counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory”).

On August 31, 2020 the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”) as a wholly owned subsidiary of the Company.

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

Our operations have not been significantly impacted. No impairments were recorded as of October 31, 2020 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the fiscal year ended October 31, 2020 and as of the date these consolidated financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the current fiscal year. As of the date of this filing, the Company’s recently commenced business operations have not been impacted.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiary, Kaival Labs. Intercompany transactions are eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2020 and October 31, 2019 were $7,421,701 and $0, respectively

Significant Accounting Policies

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. The Company has an allowance for doubtful accounts of $13,773, which is 1.0% of total accounts receivable customer balances as of October 31, 2020.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the FIFO  method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of October 31, 2020, the inventories only consisted of finished goods and were nominal.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to retail and non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sales periodically.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at time of shipment to the customer. As of October 31, 2020, the Company has received $623,096 in deposits from customers, which is included with the Company’s current liabilities.

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

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees (effective January 1, 2019), the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

The Company’s stock-based compensation for the periods ended October 31, 2020 and October 31, 2019 was $769,437 and $0, respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard in the second quarter of fiscal year 2020. The adoption of ASC 606 did not have any impact on the Company’s previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 was amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July  2018, December 2018 and March 2019, respectively (collectively, the “amended ASU 2016-02”). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply. The Company adopted the standard in the fourth quarter of fiscal year 2020. The adoption of the amended ASU 2016-02 did not have any impact on the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business . The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50.

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

In April 2020, in connection with the A&R Distribution Agreement, the Company entered into the A&R Sub-Distribution Agreements with certain third-party counterparties, whereby the Company appointed such counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

With these agreements in effect, the Company has established sources of revenue to cover its operating costs and achieved net income for the year ended October 31, 2020. As of October 31, 2020, the Company had a positive working capital.

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income and will satisfy its estimated liquidity needs twelve months from the issuance of the financial statements. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of issuance of these consolidated financial statements, the previously reported going concern has been alleviated based on the reasons above, and management does not have substantial doubt of the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company does not have financing leases, only one operating lease for office space. The operating lease is for a term of five years, beginning August 1, 2020, with rent of $1,000 payable monthly. As the operating lease does not provide implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of October 31, 2020, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was $70,133. The initial recognition of the ROU operating lease was $73,749 for both the ROU asset and ROU liability. The amortization expense for the ROU asset for the twelve months ended October 31, 2020 was $3,616 and one payment on the ROU liability was $2,836. At October 31, 2020, short-term ROU lease liability was $$11,709 and long-term liability was $59,204, totaling $70,913. Operating lease expense totaling $3,000 for August-October 2020 was accrued at fiscal year-end. No rent payments had been made as of October 31, 2020.

	2020	2021	2022	2023	2024	Total
Lease payments	$12,300	$13,500	$15,300	$18,000	$13,500	$72,600
Less discount						(1,687)
Present value of future payments						70,913
Less current obligations						(11,709)
Long term lease obligations						$59,204

Note 5 – Stockholder Equity

Additional Paid-In Capital

The Company’s Chief Executive Officer and Chief Financial Officer, Mr. Nirajkumar Patel, paid expenses on behalf of the Company totaling $16,257 during the year ended October 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

The Company’s Chief Operating Officer, Mr. Eric Mosser, paid expenses on behalf of the Company totaling $10,900 during the year ended October 31, 2020, which is considered a contribution to the Company with no expectation of repayment and is recorded as additional paid-in capital.

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

Preferred Shares Issued

On August 19, 2020, upon approval by the Company’s Board of Directors, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which authorizes a total of 3,000,000 shares of Series A Preferred Stock.  (See Note 1, Post-Holding Company Reorganization, for more detail of the designated terms.)

On August 19, 2020, the Company issued 3,000,000 shares of its Series A Preferred Stock, to KH in exchange for its return of 300,000,000 shares of common stock to the Company. No cash consideration was paid during this exchange. At the time of issuance, the Company evaluated the nature of the Series A Preferred Stock, concluded that it was more akin to equity and recorded it as permanent equity.

Common Shares Issued

Restricted Stock Unit Awards

On May 28, 2020, the Board of Directors approved the award of 8,500,000  restricted stock units (“RSUs”) under the Stock and Incentive Compensation Plan (the “Incentive Plan”) to six employees. The RSUs were awarded pursuant to restricted stock unit agreements (“RSU Agreement”), which provide for vesting over the course of three years, with a portion of the RSUs vesting every three months. The vesting schedules are set forth in the applicable RSU Agreements.

On June 1, 2020, the Board of Directors approved the award of 1,000,000 RSUs under the Incentive Plan to one newly-hired employee. The RSUs were awarded pursuant to a RSU Agreement, which provide for vesting over the course of three years, with a portion of the RSUs vesting every three months. The vesting schedules are set forth in the applicable RSU Agreement.

On July 26, 2020, the Company amended the RSU award agreements previously entered into with employees to include the option for employees of receiving a combination of cash and shares for their bonus, at the discretion of the Company. Any cash portion paid will be equal to the fair market value of the vested RSUs.  The Company evaluated the amendments under ASC 718 and determined the amendment did not qualify as a modification. Any difference in the amount paid in cash and the fair market value of the shares purchased is recorded as additional compensation.

As of June 1, 2020, the Board of Directors had approved a total of 9,500,000 granted RSUs for seven employees. These shares were valued at fair market value on the grant dates, using the closing share price for those dates, for a total of $1,359,600, which is to be vested over the vesting period. During the year ended October 31, 2020, 1,320,000 shares of common stock were issued to seven employees of the Company under the RSU agreements, resulting in $158,260 of share-based compensation. As of October 31, 2020, 8,430,000 RSUs remain to be vested.

Of the shares issued to employees, 226,000 shares were withheld by the Company to satisfy tax withholding obligations equal to $223,763.  The shares had a fair market value on the settlement date of $179,922. The difference in the amount paid and fair market value was $49,743 and was recorded as additional compensation.

During the year ended October 31, 2020, 3,824,056 shares of common stock were issued to two non-employee vendors as compensation for professional services rendered to the Company. These shares were expensed to the Company using the closing share price on the share issue dates to compute a total of $611,177.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the year ended October 31, 2020, the Company recognized revenue of $233,955 from seven companies owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of October 31, 2020, the Company has accounts receivable from the related party in the amount of $15,360.

Purchases and Accounts Payable

During the year ended October 31, 2020, the Company purchased Products with a value of $53,981,351 from Bidi a related party company that is also owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer. As of October 31, 2020, the Company had accounts payable to Bidi of $1,409,561.

Contributed Capital

During the year ended October 31, 2020, the Company’s Chief Executive Officer / Chief Financial Officer and Chief Operating Officer provided contributed capital of $16,257 and $10,900, respectively, to the Company.

During the year ended October 31, 2019, the Company’s Chief Executive Officer/Chief Financial Officer, Chief Operating Office, and former officer and director paid expenses on behalf of the Company for $6,000, $13,628, and $7,335, respectively. For additional information, see Note 4, Additional Paid-in Capital.

Office Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). The Company’s Chief Executive Officer is an officer of Just Pick.

Prior to this, the Company utilized the home office space and warehouse of its management at no cost through July 31, 2020.

Note 7 - Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party

For the year ended October 31, 2020, 100% of the inventories of products, primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer, in the amount of $53,981,351. It also accounted for 100% of the total accounts payable as of October 31, 2020.

Concentration of Revenues and Accounts Receivable

For the year ended October 31, 2020, approximately 41% of the revenue from the sale of the Products, primarily consisting of the “Bidi Stick,” was generated from Favs Business, LLC in the amount of $26,428,760 and approximately 6% of the revenue from the sale of products was generated from MMS Distro, Inc. in the amount of $3,905,704.

Go Brands, Inc., with an outstanding balance of $319,175 and GPM Investment, LLC, with an outstanding balance of $551,212 , accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

Note 8 – Income Tax

The Company is subject to federal income taxes and state income tax in the U.S. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Company fulfilled and shipped all of the Products from Florida and, thus, it is subject to the state corporate income tax of Florida with a tax rate of 4.458%. There is no difference from the income tax computed at the combined federal and state statutory rate to the income tax effective rate.

During the year ended October 31, 2020, the Company generated taxable income of $5,950,117 and, thus, accrued $1,249,525 of federal income tax. Estimated state income tax of $182,925 was paid to the state of Florida based on taxable income for the nine months ended July 31, 2020. The accrued expense for state taxes was $82,331 at October 31, 2020.

The income tax provision contains the following components:

	October 31,
	2020	2019
Current tax expense:
Federal	$1,249,525	$—
State	265,256	—
Total current tax expense	1,514,781	—
Estimated tax payments:
Federal	—	—
State	182,925	—
Total estimated tax payment	182,925	—
Net income tax liability	$1,331,856	$—

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2020 and October 31, 2019 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $15,377, and a valuation allowance of $0 and $15,377, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	October 31,
	2020	2019
Deferred tax asset
Net operating loss carry-forward	$—	$15,377
Total deferred tax asset	—	15,377
Less: Valuation allowance	—	(15,377)
Net Deferred tax asset	—	—

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2020 and October 31, 2019 other than the below:

On May 28, 2020, the Board of Directors approved cash bonus awards to each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board of Directors also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved an award of 90,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 75,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met.

On March 31, 2020, the Company entered into a service agreement (the “Service Agreement”) with QuikfillRx LLC, a Florida limited liability company (“QuikfillRx”), whereby QuikfillRx provides the Company with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research (collectively, the “Services”). The Services are provided by QuikfillRx as requested from time to time by the Company.

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment” and, collectively with the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the First Amendment, the parties modified the amount of General Compensation (as defined below) to be paid to QuikfillRx. “General Compensation” consists of the following: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Amended Service Agreement beyond the original expiration date of October 31, 2020, then for the period between November 1, 2020 and October 31, 2021, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (iv) if the parties agree to extend the term of the Amended Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month.  In October 2020, the parties agreed to extend the term of the Amended Service Agreement. In addition, the Company will pay the following quarterly bonuses:

•	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and common stock.

•	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

The Company has accrued $79,592 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2020.

On September 28, 2020, the Company, entered into a patent contribution agreement (the “Patent Contribution Agreement”) with Kaival Labs, the Company’s wholly-owned subsidiary, and Next Generation Labs, LLC, a California limited liability company (“Next Generation”), whereby Next Generation will contribute certain patents, patent applications, and patent data (collectively, the “Patents”) to the Company.

Pursuant to the Patent Contribution Agreement, the Company has agreed to pay Next Generation a purchase price of $3 million for the Patents (the “Purchase Price”), which is expected to be paid over-time upon two events. First, the Company expects to pay part of the Purchase Price from proceeds generated from a future securities offering (the “Offering Payment”). Additionally, on the first date that Kaival Labs sells a product that was developed using any portion of the Patents or based on the Patents, the Company will pay Next Generation the difference between the Purchase Price and the Offering Payment.

Kaival Labs has also agreed to pay Next Generation a quarterly royalty equal to fifteen percent (15%) of the profits from sales of a product that was developed using any portion of the Patents or based on the Patents, on an accrued basis. Finally, the Company has agreed to pay all of the applicable costs associated with obtaining product approval(s) from the United States Food and Drug Administration.

As of the date of issuance of these consolidated financial statements, none of the Patents have been transferred, no payments have been made to Next Generation, and none of the triggering events listed in the Patent Contribution Agreement have occurred.

Note 10 – Subsequent Events

On December 31, 2020, the Company issued 188,391  shares of common stock to Quickfillrx as a bonus for the fourth quarter of the fiscal year, which was accrued at fiscal year end.

On December 31, 2020, the Company issued 90,000 and 75,000 shares of common stock to the CEO and COO, respectively, as bonus for reaching the revenue benchmark at fiscal year end. These amounts were accrued as of the fiscal year end.

On December 31, 2020, the Company issued 57,625  shares of common stock to Jared M. Witt as compensation for legal services to the Company.

On December 31, 2020, the Company issued 4,532  shares of common stock to Jared T. Walsh as compensation for legal services to the Company.

On January 6, 2021, the Company entered into a Consulting Agreement with Inflection Partners LLC (“Inflection Partners”), pursuant to which the Company engaged Inflection Partners to provide investor relations, corporate communication, marketing, strategic advising, and operational activities (collectively, the “Inflection Services”), in exchange for a $45,000 deposit, a $60,000 monthly retainer, and an incentive compensation of 1,000,000 shares of common stock or warrants to purchase 1,500,000 shares of common stock . As of the issuance date of these consolidated financial statements, 1,000,000 shares of common stock have been issued to Inflection Partners as compensation for services provided to the Company.

Effective on January 11, 2021, the Company entered  into a Services Agreement (the “TE Services Agreement”), for a period of one month, with Trending Equities Corp. (“Trending Equities”), pursuant to which the Company engaged Trending Equities to provide certain social media awareness and consulting and investor relations services (the “TE Services”). In connection therewith, the Company issued 500,000 shares of the Company’s restricted common stock to Trending Equities as partial consideration for the TE Services to be rendered to the Company. In addition, the Company must pay Trending Equities $7,500 as a monthly fee for the term of the TE Services Agreement and an advertising fee of $275,000, due on the effective date of the TE Services Agreement. The initial term of the TE Services Agreement was extended in February 2021.

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

As of October 31, 2020, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Patel, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Patel concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of October 31, 2020 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of October 31, 2020.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we intend to undertake remediation measures to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our Board and hold office until their death, resignation, or removal from office.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Nirajkumar Patel	38	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Eric Mosser	42	Chief Operating Officer, Secretary, and a Director

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

Nirajkumar Patel, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and a Director

Mr. Nirajkumar Patel, age 38, attended AISSMS College of Pharmacy in Pune, India and received a Bachelor of Science Degree in Pharmacy in 2004. After moving to the United States in 2005, Mr. Patel became a United States citizen in 2008 and obtained a Master’s Degree in Chemistry from the Florida Institute of Technology in 2009. Mr. Patel is a prominent local businessman in Brevard County, Florida. In 2017 and 2018, Mr. Patel served as Vice President for the Board of the Indian Association of the Space Coast, located in Brevard County, Florida. Mr. Patel founded, and has served as a Board member of, the Florida Independent Liquor Stores Owners Association since 2017. In 2013, Mr. Patel launched Just Chill Products LLC, a highly successful developer/manufacturer of high-end CBD products, and has served as its Chief Executive Officer and Chief Science Officer since 2017. In 2017, Mr. Patel created Relax Lab Inc., a producer/manufacturer of a CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also created RLX Lab LLC, a producer/manufacturer of a non-CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also founded KC Innovations Lab Inc., a CBD white-label manufacturing service and developer/producer of best-selling white-label CBD products including cosmetics, edibles, beverages, topicals, and vape oils, and currently serves as its Chief Executive Officer and Chief Science Officer. Additional companies that are owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife include Beach Food Store created in 2004, Diya Food Store created in 2010, Cloud Nine 2012 created in 2012, and JC Products of USA, LLC created in 2013. We believe that Mr. Patel is qualified to serve on our Board because of his prior and current management experience, as well as his business experience with our intended market.

Eric Mosser, Chief Operating Officer, Secretary, and a Director

Mr. Eric Mosser, age 42, attended Arizona State University and studied Business Management and then graduated from Rio Salado College with an Associate’s Degree in Applied Science in Computer Technology in 2004. With extensive previous corporate work history in Information Technology, Mr. Mosser worked from 2012 to 2014 as Director of Information Technology at Timbercon Inc., a fiber-optic design company and ITAR manufacturing facility in Oregon. In 2014, Mr. Mosser created Lasermycig LLC, a specialized custom laser-engraving service for electronic cigarettes and vaporizers and served as its Chief Executive Officer until 2020. Upon meeting Mr. Nirajkumar Patel in 2015, Mr. Mosser immediately founded Chillcorp Ltd., a full-service corporation dedicated solely to the complete internal and external operations of Just Chill Products LLC, Relax Lab Inc., RLX Lab LLC, and KC Innovations Lab Inc., and served as its Chief Executive Officer until 2020. We believe that Mr. Mosser is qualified to serve on our Board because of his current management and business experience.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Currently, our entire Board is performing the functions of such committees.

In lieu of an Audit Committee, our Board is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our Board, our Chief Executive Officer, and our Chief Financial Officer review our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K .. We intend to establish an Audit Committee in the future, and identify an individual to serve as an independent director and as the audit committee financial expert.

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

Code of Ethics

We have not adopted a formal Code of Ethics. We have a limited number of employees at this time. We intend to adopt a formal Code of Ethics in the future.

Nomination of Directors

As of February 11, 2021, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our Board. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our Board believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our Board and we do not have any specific process or procedure for evaluating such nominees. Our Board will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our Board may do so by directing a written request addressed to the Company with the address appearing on the first page of this Report.

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

Based solely on a review of the copies of such forms that were received by the Company, except for following, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended October 31, 2020: (i) a Form 4 for Mr. Mosser to report 4 transactions; (ii) a Form 4 for Mr. Mosser to report 3 transactions; (iii) a Form 4 for Mr. Patel to report 4 transactions; and (iv) a Form 4 for Mr. Patel to report 3 transactions.

Family Relationships

There are no family relationships among our directors or executive officers.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2020 and (ii) our other most highly compensated executive officer who was serving as an executive officer at the end of the year ended October 31, 2020.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nirajkumar Patel, President, CEO, CFO, Treasurer, and Director	2019	0	0	0	0	0	0	0	0
	2020	92,000	60,000	91,678	0	48,707	0	0	292,385
Eric Mosser, COO, Secretary, and Director	2019	0	0	0	0	0	0	0	0
	2020	80,000	40,000	52,625	0	87,760	0	0	260,385

(1) Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions, refer to Note 2, “Share-based Compensation,” to the audited consolidated financial statements for the year ended October 31, 2020.

Narrative Discussion of Summary Compensation Table of Named Executive Officer

The following is a narrative discussion of the material information that we believe is necessary to understand disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

With respect to fiscal year 2019, we did not pay our named executive officers any compensation.

On May 28, 2020, our Board approved an annual base salary equal to $144,000 for our Chief Executive Officer and an annual base salary equal to $120,000 for our Chief Operating Officer. On January 21, 2021, our Board approved an increase in annual base salaries equal to $180,000 for our Chief Executive Officer and $144,000 for our Chief Operating Officer. The annual base salaries will be reviewed by our Board on an annual basis

Nirajkumar Patel

During the fiscal year ended October 31, 2020, we paid a base salary of approximately $92,000 to Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer. In May 2020, our Board approved a cash bonus award to Mr. Patel equal to $30,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Patel of 90,000 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Patel a cash bonus of $60,000 based on our meeting the gross revenue benchmarks.

We issued the following stock-based compensation to Mr. Patel during fiscal year 2020:

Grant Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
5/28/20	150,000	$0.14	$21,000
8/31/20	94,500	$0.80	$75,600

We also paid approximately $48,700 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate value is based on the value on the vesting date for the shares that would have been issued.

Eric Mosser

During the fiscal year ended October 31, 2020, we paid a base salary of approximately $80,000 to Eric Mosser, our Chief Operating Officer. In May 2020, our Board approved a cash bonus award to Mr. Mosser equal to $20,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Mosser of 75,000 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Mosser a cash bonus of $40,000 based on our gross revenue benchmarks.

We issued the following stock-based compensation to Mr. Mosser during fiscal year 2020:

Grant Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
5/28/20	150,000	$0.14	$21,000
8/31/20	50,000	$0.80	$40,000

We also paid approximately $87,800 in non-equity incentive plan compensation, which consisted of cash paid in lieu of vested a RSU issuance. The aggregate value is based on the value on the vesting date for the shares that would have been issued.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
(a) Name	(g) Number of Shares or Units of Stock that Have Not Vested (#)	(h) Market Value of Shares or Units of Stock that Have Not Vested ($)
Nirajkumar Patel	8,550,000 (1)	2,565,000
Eric Mosser	6,550,000 (2)	1,965,000

(1)	Includes 6,000,000 RSUs that only vest in the event of a change of control (as such term is defined in the Stock and Incentive Compensation Plan (the “Incentive Plan”)) or we achieve in excess of $1 billion in accumulated total gross revenues during the period beginning on March 9, 2020 (the day we commended business operations) and ending on October 31, 2023 (the end of our fiscal year 2023). The remaining RSUs vest over a period of three years, beginning in May 2020, with a portion vesting every three months.
(2)	Includes 4,000,000 RSUs that only vest in the event of a change of control (as such term is defined in the Incentive Plan) or we achieve in excess of $1 billion in accumulated total gross revenues during the period beginning on March 9, 2020 (the day we commended business operations) and ending on October 31, 2023 (the end of our fiscal year 2023). The remaining RSUs vest over a period of three years, beginning in May 2020, with a portion vesting every three months.

Potential Payments Upon Termination or Change-of-Control

Other than the RSUs mentioned above in “Outstanding Equity Awards at Fiscal Year-End”, none of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our named executive officers.

Employment Agreements

We do not have formal written employment agreements with any of our named executive officers.

Director Compensation

During fiscal year 2020, our sole directors, Mr. Patel and Mr. Mosser were also our named executive officers. They did not receive any compensation in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of October 31, 2020 is as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	15,100,000
Total	-	-	15,100,000

Plans Not Approved by Stockholders

On May 28, 2020, our Board adopted the Incentive Plan. The following is a summary of the principal features of the Incentive Plan. The summary of the Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Incentive Plan.

Background. The purpose of the Incentive Plan is to enhance stockholder value by linking the compensation of our employees, officers, directors, and consultants to increases in the price of our common stock and the achievement of other performance objectives and to encourage ownership in the Company by key personnel whose long-term employment is considered essential to our continued progress and success. The Incentive Plan is also intended to assist us in recruiting new employees and to motivate, retain, and encourage such employees and directors to act in stockholders’ interest and share in our success. The various types of incentive awards that may be provided under the Incentive Plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations, and the size and diversity of its business. We will not offer incentive stock options under the Incentive Plan. All of our employees, officers, directors, and consultants will be eligible to be granted awards under the Incentive Plan.

The Incentive Plan will be administered by our Board. All awards made under the Incentive Plan will be subject to the recommendations and approvals of our Board.

Stock Subject to the Incentive Plan. Subject to the terms of the Incentive Plan, the maximum aggregate number of shares of our common stock that may be subject to or delivered under awards granted pursuant to the Incentive Plan is 100,000,000 shares. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part) will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and be available for future awards granted under the Incentive Plan.

Eligibility. We may grant awards under the Incentive Plan to employees, officers, directors, and consultants.

Types of Awards. The Incentive Plan provides for options not qualifying as “incentive” stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, stock appreciation rights, shares of restricted stock, and other stock-based awards.

Award Limitation. Non-employee directors may not be granted awards in excess of the 200,000 shares of our common stock in any calendar year.

Term and Amendments. Unless terminated by our Board, the Incentive Plan will continue to remain effective until no further awards may be granted and all awards granted under the Incentive Plan are no longer outstanding. Our Board may at any time, and from time to time, amend the Incentive Plan; provided, that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the Incentive Plan without the holder’s consent.

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth, as of February 11, 2021, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Common Stock) (1)	Percentage of Class (1)

Nirajkumar Patel (2) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	204,464,500 (2)	73.24%

Eric Mosser (3) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	204,300,000 (3)	73.18%

Current Executive Officers and Directors as a Group (2 Persons)	204,764,500	88.06%

Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC) (4) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	204,000,000	73.35%
_________________________________________

(1) Applicable percentage of ownership is based on 279,171,677 shares of common stock outstanding as of February 11, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of February 11, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Nirajkumar Patel serves as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director. Consists of 204,000,000 shares of our common stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority.

(3) Eric Mosser serves as our Chief Operating Officer, Secretary, and a director of the Company. Consists of 204,000,000 shares of our common stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority.

(4) Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Preferred Stock

The following table sets forth, as of February 11, 2021, the number of shares of our Series A Preferred Stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Series A Preferred Stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address	Amount and Nature of Beneficial Ownership (Series A Preferred Stock) (1)	Percentage of Class (1)

Nirajkumar Patel (2) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	3,000,000	100%

Eric Mosser (3) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	3,000,000 (3)	100%

Current Executive Officers and Directors as a Group (2 Persons)	3,000,000	100%

Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC) (4) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	3,000,000	100%
_________________________________________

(1) Applicable percentage of ownership is based on 3,000,000 shares of Series A Preferred Stock outstanding as of February 11, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Series A Preferred Stock that are currently exercisable within 60 days of February 11, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Nirajkumar Patel serves as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and a director. Consists of 3,000,000 shares of our Series A Preferred Stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority.

(3) Eric Mosser serves as our Chief Operating Officer, Secretary, and a director of the Company. Consists of 3,000,000 shares of our Series A Preferred Stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority.

(4) Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Item 13. Certain Relationships and Related Transactions.

Revenue and Accounts Receivable

During the year ended October 31, 2020, we generated sales of $233,955 from seven companies owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer, and/or his wife. As of October 31, 2020, the Company has accounts receivable from two related parties that are owned by Mr. Patel and/or his wife in the amount of $15,360.

Purchases and Accounts Payable

During the year ended October 31, 2020, we purchased $53,981,351   of products from and sold $64,976,676  of goods to retail and non-retail customers. As of October 31, 2020, we had accounts payable to Bidi of $1,409,461.  Bidi is owned and controlled by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer.

Contributed Capital

Our Chief Executive Officer and Chief Financial Officer, Mr. Nirajkumar Patel, paid expenses on our behalf totaling $16,257 during the year ended October 31, 2020, which is considered a contribution to us with no expectation of repayment and is recorded as additional paid-in capital.

Our Chief Operating Officer, Mr. Eric Mosser, paid expenses on our behalf totaling $10,900 during the year ended October 31, 2020, which is considered a contribution to us with no expectation of repayment and is recorded as additional paid-in capital.

Concentration of Purchases and Accounts Payable

For the year ended October 31, 2020, 100% of our inventory, primarily consisting of the “Bidi Stick”, were purchased from Bidi, a related party, in the amount of $53,981,351 It also accounted for 100% of the total accounts payable as of October 31, 2020.

Common Shares Issued

During the year ended October 31, 2020, we withheld 226,000 shares of common stock with a value of $223,762 to satisfy tax obligations due upon issuances of shares to our employees.

Office Space

On August 1, 2020, we began leasing office space consisting of 1,595 square feet as its main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with related party, Just Pick. Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer, is also an officer of Just Pick.

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

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

•	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are our officers; nor

•	Established any committees of our Board.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by MaloneBailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2020 and October 31, 2019.

	2020	2019
Audit and review fees	$75,000	$16,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$75,000	$16,000

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed Audit Committee. Instead, our entire Board performs those functions. Accordingly, our Board was responsible for pre-approving all services provided by our independent registered public accounting firm. The above fees were reviewed and approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

4.1	Description of Securities.*

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto.

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto.

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto.

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto.

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto.

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto.

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

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

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, which was filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.16

Patent Contribution Agreement, by and between Kaival Brands Innovations Group, Inc., and Next Generation Labs, LLC dated September 28, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020, and is incorporated herein by reference thereto.

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

*Filed herewith.

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

Dated: February 12, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Nirajkumar Patel

Nirajkumar Patel

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and a Director

Dated: February 12, 2021

By:/s/ Eric Mosser

Eric Mosser

Chief Operating Officer, Secretary, and a Director

Dated: February 12, 2021

