Form 10-Q
period 2021-01-31
Kaival Brands Innovations Group, Inc.
filed 2021-03-16
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

282,803,708 shares of common stock, $0.001 par value, outstanding as of March 12, 2021

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$1,963,854	$7,421,701
Accounts receivable	12,664,538	1,401,562
Accounts receivable – related parties	18,575	15,360
Inventories	8,105	6,383

Total current assets	14,655,072	8,845,006

Right of use asset- operating lease	66,511	70,133

TOTAL ASSETS	$14,721,583	$8,915,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- related party	$6,247,882	$1,409,561
Accrued expenses	1,157,495	1,062,105
Income tax accrual	1,438,241	1,331,856
Deferred revenue	-	623,096
Operating lease obligation – short term	12,036	11,709
Total current liabilities	8,855,654	4,438,327

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	56,035	59,204

TOTAL LIABILITIES	$8,911,689	$4,497,531

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 issued and outstanding as of January 31, 2021 and October 31, 2020)	3,000	3,000

Common stock ($.001 par value, 1,000,000,000 shares authorized, 279,671,677 and 277,282,630 issued and outstanding as of January 31, 2021 and October 31, 2020, respectively)	279,672	277,283

Additional paid-in capital	1,443,124	364,728

Retained earnings	4,084,098	3,772,597
Total Stockholders’ Equity	5,809,894	4,417,608
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,721,583	$8,915,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,
	2021	2020
Revenues
Revenues	$37,369,967	$-
Revenues - related parties	50,300	-
Excise tax on products	(58,748)	-
Total revenues	37,361,519	-

Cost of revenue
Cost of revenue - related party	32,479,100	-
Cost of revenue – other	86,021
Total cost of revenue	32,565,121	-

Gross profit	4,796,398	-

Operating expenses
Advertising and Promotions	960,502	-
General & Administrative expenses	3,418,339	12,933
Total operating expenses	4,378,841	12,933

Other Income
Interest Income	330	-
Total Other Income	330	-

Income (loss) before income taxes provision	417,887	(12,933)

Provision for income taxes	(106,386)	-

Net income (loss)	$311,501	$(12,933)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	278,250,733	572,364,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2021 (Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings	Total

Balances, October 31, 2020	3,000,000	$3,000	277,282,630	$277,283	$364,728	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	-	-	535,000	535	76,165	-	76,700
Common shares settled and cancelled	-	-	(211,500)	(212)	(30,299)	-	(30,511)
Issuance of common shares for compensation	-	-	2,065,547	2,066	1,032,530	-	1,034,596
Net income	-	-	-	-	-	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	279,671,677	$279,672	$1,443,124	$4,084,098	$5,809,894

Kaival Brands Innovations Group, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended January 31, 2020

 (Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2019	-	$-	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	26,457	-	26,457
Net loss	-	-	-	-	-	(12,933)	(12,933)
Balances, January 31, 2020	-	$-	572,364,574	$572,365	$(517,569)	$(86,158)	$(31,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$311,501	$(12,933)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Stock based compensation	1,111,296	-
ROU operating lease expense	3,949	-
Expenses contributed to capital	-	26,457
Changes in current assets and liabilities:
Accounts receivable	(11,262,976)	-
Accounts receivable – related parties	(3,215)	-
Inventories	(1,722)	-
Deferred revenue	(623,096)	-
Payments on operating lease liability	(3,169)	-
Accounts payable – related party	4,838,321	-
Accrued taxes	106,385	-
Accrued expenses	95,390	(13,239)
Net cash (used in) provided by operating activities	(5,427,336)	285

CASH FLOWS FROM FINANCING ACTIVITIES:
Settled RSU shares with cash	$(30,511)	$-
Cash flows used in financing activities	(30,511)	-

Net change in cash	$(5,457,847)	$285
Beginning cash balance	7,421,701	-
Ending cash balance	$1,963,854	$285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Notes to Unaudited Financial Statements

Note 1 – Organization and Description of Business

Kaival Brands Innovations Group, Inc. (the “Company,” the “Registrant,” “we,” “us,” or “our”), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018 in the State of Delaware.

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery systems and related components (the “Products”) manufactured by Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company.

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

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary of the Company.

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

Our operations have not been significantly impacted. No impairments have been recorded and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the fiscal year ended October 31, 2020 and as of the date these consolidated financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the current fiscal year. As of the date of this filing, the Company’s recently commenced business operations have not been impacted.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiary, Kaival Labs. Intercompany transactions are eliminated.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Annual Report on Form 10-K on February 12, 2021 (the “2020 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the 2020 Annual Report , have been omitted.

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

Note 3 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company does not have financing leases and only one operating lease for office space. The operating lease is for a term of five years, beginning August 1, 2020, with rent of $1,000 payable monthly. As the operating lease does not provide for an implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of January 31, 2021, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was $66,511. The initial recognition of the ROU operating lease was $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2020 was $3,616 and one payment on the ROU liability was $2,836. The amortization expense for the three months ended January 31, 2021 was $3,949 and one payment on the ROU liability was $3,169. At January 31, 2021, short-term ROU lease liability was $12,036 and long-term liability was $56,035, totaling $68,071. Operating lease expense totaling $6,000 for August 2020 until January 2021 was accrued at January 31, 2021.

	2020	2021	2022	2023	2024	Total
Lease payments	$12,300	$13,500	$15,300	$18,000	$13,500	$72,600
Less discount						(4,529)
Present value of future payments						68,071
Less current obligations						(12,036)
Long term lease obligations						$56,035

Note 4 – Stockholder Equity

Preferred Shares Issued

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock are initially convertible into 100 shares of common stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of January 31, 2021.

Common Shares Issued

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 279,671,677 shares of common stock issued and outstanding as of January 31, 2021.

Restricted Stock Unit Awards

During the three months ended January 31, 2021, 535,000 shares of common stock were issued to seven employees of the Company under restricted stock unit (“RSU”) agreements, resulting in $76,700 of share-based compensation. Of the shares issued to employees, 211,500 shares were withheld by the Company to satisfy tax withholding obligations equal to $30,511.

During the three months ended January 31, 2021, 2,065,547 shares of common stock were issued to 6 non-employee vendors as compensation for professional services rendered to the Company. These shares were expensed to the Company using the closing share price on the share issue dates to compute a total of $1,034,596.

Note 5 – Related-Party Transactions

Revenue and Accounts Receivable

During the three months ended January 31, 2021, the Company recognized revenue of $50,300 from three companies owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of January 31, 2021, the Company has accounts receivable from this related party in the amount of $18,575.

Purchases and Accounts Payable

During the three months ended January 31, 2021, the Company purchased Products of $32,479,100 from Bidi, a related party company that is also owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer. As of January 31, 2021, the Company had accounts payable to Bidi of $6,247,882.

Office Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). The Company’s Chief Executive Officer is an officer of Just Pick.

Prior to this, the Company utilized the home office space and warehouse of its management at no cost through July 31, 2020.

Note 6 - Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party

For the three months ended January 31, 2021, 100% of the inventories of products, primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer, in the amount of $32,479,100. It also accounted for 100% of the total accounts payable as of January 31, 2021.

Concentration of Revenues and Accounts Receivable

For the three months ended January 31, 2021, approximately 37% of the revenue from the sale of Products, primarily consisting of the “Bidi Stick,” was generated from Favs Business, LLC in the amount of $13,888,376, approximately 18% of the revenue from the sale of Products was generated from MMS Distro, Inc. in the amount of $6,708,752 and approximately 13% of the revenue from the sale of Products was generated from Lakshmi Distributer Inc., doing business as C Store Master (“C Store Master”), in the amount of $4,879,427.

Favs Business, LLC, with an outstanding balance of $8,601,200 and GPM Investment, LLC, with an outstanding balance of $1,262,985, accounted for approximately 68% and 10% of the total accounts receivable from customers, respectively, as of January 31, 2021.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2021 and January 31, 2020 other than the below:

On May 28, 2020, the Board of Directors approved cash bonus awards to each of the Company’s Chief Executive Officer and its Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board of Directors also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved an award of 90,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 75,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the three months ended January 31, 2021, the $75 million and $100 million revenue targets were both achieved and the Company determined that the fair market value of the 165,000 shares, or $495,000, and the cash bonuses totaling $100,000 should be accrued at January 31, 2021.

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

The Company has accrued $437,817 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended January 31, 2021.

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

During the three months ended January 31, 2021, the Company generated taxable income of $417,887 and, thus, accrued $87,756 of federal income tax and $18,629 of state income tax.

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2021 and October 31, 2020 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $15,377, and a valuation allowance of $0 and $15,377, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

Note 9 – Subsequent Events

On February 5, 2021, 528,945 shares of common stock were issued to eight employees of the Company under RSU agreements, resulting in $708,786 of share-based compensation. Of the shares issued to employees, 246,055 shares were withheld by the Company to satisfy tax withholding obligations equal to $329,714.

On February 5, 2021, 597,136 shares of common stock were issued to 4 non-employee vendors as compensation for professional services rendered to the Company. These shares were expensed to the Company using the closing share price on the share issue dates to compute a total of $1,074,845.

On February 28, 2021, 2,010,000 shares of common stock were issued to 2 non-employee vendors as compensation for professional services rendered to the Company. These shares were expensed to the Company using the closing share price on the previous business day to the issue dates to compute a total of $5,427,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended January 31, 2021 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term “gross profit.” Gross profit is determined by deducting the cost of goods sold from operating revenue. Cost of goods sold includes direct and indirect labor, materials, services, fixed costs, and variable overhead. Gross profit should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross profit, although a non-GAAP financial measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross profit in measuring the performance of our business. Other companies may calculate gross profit in a different manner.

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

USSE Corp. and USSE Delaware Merger

USSE Corp., a Nevada corporation (“USSE Nevada”) was incorporated with the Nevada Secretary of State on July 8, 1998 under the original name C&A Restaurants, Inc. (“C&A Restaurants”). On June 15, 2009, C&A Restaurants changed its name to USSE Corp.

Effective September 19, 2018, USSE Nevada re-domiciled from Nevada to Delaware pursuant to a merger of USSE Nevada with and into USSE Delaware, Inc. (“USSE Delaware”), with USSE Delaware as the surviving entity.

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

On September 19, 2018, and in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law, USSE Merger Sub, an indirect wholly-owned subsidiary of USSE Delaware and our direct wholly-owned subsidiary, merged with and into USSE Delaware, our then-parent. USSE Delaware was the surviving corporation and our wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following this holding company reorganization.

Change of Control

On February 6, 2019, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”), by and among us, GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), our then-controlling stockholder, and Kaival Holdings, LLC, a Delaware limited liability company (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted common stock, representing approximately 88.06 percent of our then issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Share Purchase Agreement. The consummation of the transactions contemplated by the Share Purchase Agreement resulted in a change in control, with KH becoming our largest controlling stockholder. Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Name Change

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

Share Cancellation and Exchange Agreement

On August 19, 2020, we entered into a Share Cancellation and Exchange Agreement (the “Exchange Agreement”) with our controlling stockholder, KH. Nirajkumar Patel and Eric Mosser, our current officers and directors, are the only voting members of KH. Pursuant to the Exchange Agreement, KH returned to us 300,000,000 shares of our common stock (the “Cancellation Shares”), which were cancelled and retired by us.

On August 19, 2020, we filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorized a total of 3,000,000 shares of Series A Preferred Stock.

In exchange for the Cancellation Shares, we issued 3,000,000 shares (the “Preferred Shares”) of our newly designated Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares is intended to comply with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), in that the issuance is exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

Our Business

Currently, we market and place the Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement entered into with Bidi, a related party, in March 2020 (and subsequently amended and restated in May 2020). Pursuant to the A&R Distribution Agreement, we sell and resell the Products to both retail level customers and non-retail level customers. Bidi’s primary product is the “Bidi Stick” and, most recently, the “Bidi Pouch.” Bidi is considered a related party to us because our Chief Executive Officer, Chief Financial Officer, and director, Mr. Nirajkumar Patel, owns and controls Bidi. Mr. Patel is also a beneficial owner of KH, the entity that is our largest controlling stockholder. Thus, Bidi and we are under common control.

We process all sales made to retail customers and non-retail customers, with all sales to retail customers historically made through the website, www.bidivapor.com; however, we recently engaged goPuff who will handle sales to retail customers going forward. We provide all customer service and support at our own expense. Bidi sets the minimum prices for all sales made by us. With respect to sales to non-retail customers, we submit purchase orders to Bidi, Bidi delivers the Products to us, and we ship the Products directly to these non-retail customers. In the case of retail customers, we maintain adequate inventory levels of the Products in order to meet these customers’ demand, and deliver the Products sold to these retail customers. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of the Products.

In connection with the A&R Distribution Agreement, we entered into the A&R Sub-Distribution Agreements with certain counterparties, pursuant to which we appointed such counterparties as non-exclusive sub-distributors of the Products to non-retail customers within the Territory. Each of the A&R Sub-Distribution Agreements set forth certain minimum purchase obligations.

We believe that over the course of the next twelve months, our business operations will generate the capital needed to achieve our business objectives; however, there can be no assurance that our business operations will continue to generate the cash flows required for us to achieve our business objectives. If we require additional capital, there can be no assurance that we will be able to raise any required capital or that capital will be available to us at acceptable terms, or at all. We believe that our cash provided by operations will be sufficient for the next twelve months.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

At January 31, 2021, we had working capital of approximately $5.8 million and total cash of approximately $2.0 million.

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

Cash Flows:

Cash flow used in operations was approximately $5.4 million for the first three months of fiscal year 2021, compared to $285 provided by operations for the first three months of fiscal year 2020. The decrease in cash flow from operations for the first three months of fiscal year 2021 was mainly due to the increase in accounts receivable. We anticipate continued improvement in our cash flows provided by operations in future years based on the minimum purchase obligations set forth in the A&R Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts. Cash flow used in financing activities was approximately $30,500 for the first three months of fiscal year 2021, compared to $0 for the first three months of fiscal year 2020. The cash used in financing activities for the first quarter of fiscal year of 2021 consisted of the settlement of RSUs for cash.

Results of Operations

Three months ended January 31, 2021, compared to three months ended January 31, 2020

Revenues:

Revenues for the first quarter of fiscal year 2021 were approximately $37.4 million, compared to $0 in the same period of the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory.

Cost of Revenue and Gross Profit:

Gross profit in the first quarter of fiscal year 2021 was approximately $4.8 million, compared to $0 for the first quarter of fiscal year 2020. Total cost of revenue was approximately $32.6 million for the first quarter of fiscal year 2021, compared to $0 for the first quarter of fiscal year 2020. The increase in gross profit is entirely driven by the sales of the Products during the first quarter of fiscal year 2021.

Operating Expenses:

Total operating expenses were approximately $4.4 million for the first quarter of fiscal year 2021, compared to approximately $12,900 for the first quarter of fiscal year 2020. For the first quarter of fiscal year 2021, operating expenses consisted of commissions paid pursuant to the Amended Service Agreement of approximately $960,500 and general and administrative expenses of approximately $3,400,000. General and administrative expenses in the first quarter of fiscal year 2021 consisted primarily of legal fees, salaries, other professional fees, merchant fees, and other service fees. Total operating expenses for the first quarter of fiscal 2020 were approximately $12,900 and consisted solely of general and administrative expenses, which were primarily from professional fees incurred. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the first quarter of fiscal year 2021, we accrued approximately $106,400 for income taxes, compared to $0 for the first quarter of fiscal year 2020. Please refer to Note 9, Income Tax, in the Notes to the Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

Net income for the first quarter of fiscal year 2021 was approximately $311,500, or $0.00 basic and diluted earnings per share, compared to net loss of approximately $13,000, or $0.00 basic and diluted loss per share, for the first quarter of fiscal year 2020. The increase in net income for the first quarter of fiscal year 2021, as compared to the first quarter of fiscal year 2020, is attributable to the commencement of sales of the Products.

Weighted-average common stock shares outstanding were 278,250,733 in the first quarter of fiscal year 2021 and 572,364,574 for the first quarter of fiscal year 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2021 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2020, we issued an aggregate of 475,000 shares of our common stock to six employees as equity compensation pursuant to RSU agreements entered into with each employee. These shares had a fair market value at the date of grant of $0.14, which was the closing price of our common stock as reported by the OTC Markets Group, Inc. (“OTCM”) on the grant date . On the vesting and issuance date, the shares were valued at $0.316 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) (in that the issuance of shares of our common stock issued did not involve any public offering).

On November 5, 2020, we issued 60,000 shares of our common stock to an employee as equity compensation pursuant to an RSU Agreement. These shares had a fair market value at the date of grant of $0.17, which was the closing price of our common stock as reported by the OTCM on the grant date. On the vesting and issuance date, the shares were valued at $0.316 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On December 31, 2020, we issued 1,400,547 shares of our common stock as payment to various vendors for an aggregate of $602,235 in services. The shares were issued pursuant to agreements or other arrangements with such vendors. These shares had a fair market value at the date of issuance of $0.43, which was the closing price on the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On January 1, 2021, we issued an aggregate of 165,000 shares of our common stock to our Chief Executive Officer and Chief Financial Officer as compensation earned under certain equity awards after we hit revenue targets. These shares had a fair market value at the date of issue of $0.43, which was the closing price on the trading day prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On January 11, 2021, we issued 500,000 shares of our common stock as payment to a vendor for services in accordance with an agreement entered into with such vendor. These shares had a fair market value at the date of issue of $0.76, which was the closing price on the trading day prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On February 5, 2021, we issued an aggregate of 575,000 shares of our common stock to six employees as equity compensation pursuant to certain RSU agreements entered into with each employee. These shares had a fair market value at the date of grant of $0.14, which was closing price on the grant date as reported by the OTCM. On the vesting and issuance date, the shares were valued at $1.34 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On February 5, 2021, we issued 60,000 shares of our common stock to an employee as equity compensation pursuant to a RSU agreement. These shares had a fair market value at the date of grant of $0.17, which was closing price on the grant date as reported by the OTCM. On the vesting and issuance date, the shares were valued at $1.34 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On February 5, 2021, we issued 140,000 shares of our common stock to an employee as equity compensation pursuant to a RSU agreement. These shares had a fair market value at the date of grant of $0.43, which was closing price on the grant date as reported by the OTCM. On the vesting and issuance date, the shares were valued at $1.34 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On February 5, 2021, we issued an aggregate of 597,136 shares of our common stock as payment to four vendors for an aggregate of $1,074,845 in services. The shares were issued pursuant to agreements or other arrangements with such vendors. These shares had a fair market value at the date of issuance of $1.80, which was the closing price on the trading day prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On February 28, 2021, we issued an aggregate of 2,010,000 shares of our common stock as payment to two vendors in accordance with certain agreements or other arrangements with such vendors. These shares had a fair market value at the date of issuance of $2.70 per share, which was the closing price on the trading day prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

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

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 16, 2021	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer