Form 10-Q
period 2021-04-30
Kaival Brands Innovations Group, Inc.
filed 2021-06-21
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

283,206,612 shares of common stock, $0.001 par value, outstanding as of June 16, 2021

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; changes in government regulations or laws that affect our business; significant changes in our relationships with our distributor or sub-distributors; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,140,667	$7,421,701
Accounts receivable	18,136,147	1,401,562
Accounts receivable – related parties	765	15,360
Prepaid expenses	30,000	—
Inventories	28,794,150	6,383

Total current assets	49,101,729	8,845,006

Right of use asset- operating lease	62,882	70,133

TOTAL ASSETS	$49,164,611	$8,915,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- related party	$38,001,633	$1,409,561
Accounts payable- trade	272,509	—
Accrued expenses	1,600,029	1,062,105
Income tax accrual	—	1,331,856
Deferred revenue	—	623,096
Operating lease obligation – short term	12,363	11,709
Total current liabilities	39,886,534	4,438,327

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	52,859	59,204

TOTAL LIABILITIES	$39,939,393	$4,497,531

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 issued and outstanding as of April 30, 2021 and October 31, 2020)	3,000	3,000

Common stock ($.001 par value, 1,000,000,000 shares authorized, 282,803,708 and 277,282,630 issued and outstanding as of April 30, 2021 and October 31, 2020, respectively)	282,804	277,283

Additional paid-in capital	9,114,243	364,728

Retained (deficit) earnings	(174,829)	3,772,597
Total Stockholders’ Equity	9,225,218	4,417,608
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$49,164,611	$8,915,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2021	2020	2021	2020
Revenues
Revenues	$18,752,086	$22,473,674	$56,122,053	$22,473,674
Revenues - related parties	11,245	32,480	61,545	32,480
Excise tax on products	(614,252)	—	(673,000)	—
Total revenues	18,149,079	22,506,154	55,510,598	22,506,154

Cost of revenue
Cost of revenue - related party	11,792,353	18,301,800	44,271,453	18,301,800
Cost of revenue - other	70,247	—	156,268	—
Total cost of revenue	11,862,600	18,301,800	44,427,721	18,301,800

Gross profit	6,286,479	4,204,354	11,082,877	4,204,354

Operating expenses
Advertising and Promotion	800,685	259,998	1,761,187	259,998
General & Administrative expenses	9,558,009	198,092	12,976,348	211,025
Total operating expenses	10,358,694	458,090	14,737,535	471,023

Other Income
Interest income	46	—	376	—
Total Other Income	46	—	376	—

Income (loss) before income taxes provision	(4,072,169)	3,746,264	(3,654,282)	3,733,331

Provision for income taxes	(186,758)	(950,431)	(293,144)	(950,431)

Net income (loss)	$(4,258,927)	$2,795,833	$(3,947,426)	$2,782,900

Net income (loss) per common share - basic and diluted	$(0.02)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	282,143,504	572,364,574	280,424,288	572,364,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2021

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings	Total

Balances, October 31, 2020	3,000,000	$3,000	277,282,630	$277,283	$364,728	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	—	—	535,000	535	76,165	—	76,700
Common shares settled and cancelled	—	—	(211,500)	(212)	(30,299)	—	(30,511)
Issuance of common shares for compensation	—	—	2,065,547	2,066	1,032,530	—	1,034,596
Net income	—	—	—	—	—	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	279,671,677	$279,672	$1,443,124	$4,084,098	$5,809,894
Issuance of common shares for employee compensation	—	—	775,000	775	646,686	—	647,461
Common shares settled and cancelled	—	—	(246,055)	(246)	(47,218)	—	(47,464)
Issuance of common shares for compensation	—	—	2,603,086	2,603	6,491,952	—	6,494,555
Stock option expense	—	—	—	—	579,699	—	579,699
Net income	—	—	—	—	—	(4,258,927)	(4,258,927)
Balances, April 30, 2021	3,000,000	$3,000	282,803,708	$282,804	$9,114,243	$(174,829)	$9,225,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended April 30, 2020

 (Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2019	—	$—	572,364,574	$572,365	$(544,026)	$(73,225)	$(44,886)

Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	26,457	—	26,457
Net loss	—	—	—	—	—	(12,933)	(12,933)
Balances, January 31, 2020	—	—	572,364,574	572,365	(517,569)	(86,158)	(31,362)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	700	—	700
Net profit	—	—	—	—	—	2,795,833	2,795,833
Balances, April 30, 2020	—	$—	572,364,574	$572,365	$(516,869)	$2,709,675	$2,765,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2021	For the Six Months Ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,947,426)	$2,782,900
Adjustment to reconcile net (loss) income to net cash provided by operating activities:

Stock based compensation	8,253,312	—
Stock option expense	579,699
ROU operating lease expense	7,905	—
Expenses contributed to capital	—	27,157
Changes in current assets and liabilities:
Accounts receivable	(16,734,585)	(3,213,920)
Accounts receivable – related parties	14,595	(5,070)
Inventories	(28,787,767)	(16,419)
Prepaid expenses	(30,000)
Deferred revenue	(623,096)	—
Payments on operating lease liability	(6,345)	—
Accounts payable – related party	36,592,072	1,259,145
Accounts payable	272,509	19,493
Accrued taxes	(756,078)	—
Accrued expenses	(37,854)	1,117,396
Net cash (used in) provided by operating activities	(5,203,059)	1,970,682

CASH FLOWS FROM FINANCING ACTIVITIES:
Settled RSU shares with cash	$(77,975)	$—
Cash flows used in financing activities	(77,975)	—

Net change in cash	$(5,281,034)	$1,970,682
Beginning cash balance	7,421,701	—
Ending cash balance	$2,140,667	$1,970,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

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

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively the “A&R Distribution Agreement”) in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick” and, once launched, the “Bidi Pouch”.

In connection with the A&R Distribution Agreement, the Company entered into non-exclusive sub-distribution agreements, some of which were subsequently amended and restated by the parties in order to clarify certain provisions (all such agreements, as amended and restated, are collectively referred to as the “A&R Sub-Distribution Agreements”), whereby the Company appointed the counterparties as non-exclusive sub-distributors. Pursuant to the A&R Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory ”).

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

Our operations have not been significantly impacted. No impairments have been recorded and no triggering events or changes in circumstances had occurred. While the spread of COVID-19 has begun to slow and social restrictions have begun to ease, the full impact of the COVID-19 pandemic continues to evolve and remains uncertain. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the current fiscal year. As of the date of this filing, the Company’s recently commenced business operations have not been materially impacted, however, we have encountered some logistical delays related to product launches and distribution in international markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiary, Kaival Labs. Intercompany transactions are eliminated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Annual Report on Form 10-K on February 12, 2021 (the “2020 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the 2020 Annual Report have been omitted.

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

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. Compensation expense for SBP awards granted to nonemployees is remeasured each period as the underlying options vest.

The fair value of each option granted during the period ended April 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2021	2020
Expected dividend yield	0%	—
Expected option term (years)	10	—
Expected volatility	301.53%	—
Risk-free interest rate	1.62%	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The assumed discount rate was the default risk-free five-year interest rate for US Treasury bills.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. In addition, the Company accounts for rebates and volume discounts that customers will be using to purchase products in the future.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sales periodically.

Note 3 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company does not have financing leases and only one operating lease for office space. The operating lease is for a term of five years, beginning August 1, 2020, with rent of $1,000 payable monthly. As the operating lease does not provide for an implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of April 30, 2021, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was $62,882. The initial recognition of the ROU operating lease was $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2020 was $3,616 and one payment on the ROU liability was $2,836. The amortization expense for the six months ended April 30, 2021 was $7,905 and two payments on the ROU liability were $6,345. At April 30, 2021, short-term ROU lease liability was $12,363 and long-term liability was $52,859, totaling $65,222. Operating lease expense totaling $9,000 for November 1, 2020 until April 2021 was accrued at April 30, 2021.

	2020	2021	2022	2023	2024	Total
Lease payments	$12,300	$13,500	$15,300	$18,000	$13,500	$72,600
Less discount						(7,378)
Present value of future payments						65,222
Less current obligations						(12,363)
Long term lease obligations						$52,859

Note 4 – Stockholder Equity

Preferred Shares Issued

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock are initially convertible into 100 shares of common stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of April 30, 2021.

Common Shares Issued

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 282,803,708 shares of common stock issued and outstanding as of April 30, 2021.

Restricted Stock Unit Awards

During the six months ended April 30, 2021, 1,310,000 shares of common stock were issued to eight employees of the Company pursuant to restricted stock unit (“RSU”) agreements, resulting in $724,161 of share-based compensation. Of the shares issued to employees, 457,555 shares were withheld by the Company to satisfy tax withholding obligations equal to $77,975.

During the six months ended April 30, 2021, 4,668,633 shares of common stock were issued to 7 non-employee vendors as compensation for professional services rendered to the Company and two officers as additional compensation. These shares were expensed to the Company using the closing share price on the share issue dates to compute an aggregate fair market value total of $7,529,151.

Stock Options

During the six months April 30, 2021, the Company granted 1,100,000 options of which 500,000 fully vest on December 1, 2021,180,000 fully vest on March 15, 2021 and 140,000 vest over the next 3 years on March 15, 2022, 2023 and 2024. The options have exercise prices ranging from $2.165 to $2.39 per share. These options have a weighted average remaining life of 9.88 years as of April 30, 2021 and expire in the year 2031. The aggregate intrinsic value of these outstanding options as of April 30, 2021 was $0.

The Company fair valued the options on the grant date at $2,438,996 using a Black-Scholes option pricing model with the following assumptions: stock price range of $2.165-2.28 per share (based on the quoted trading price on the date of grant), volatility of 301.53%, expected term of 10 years, and a risk-free interest rate of 1.62%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the six months April 30, 2021 was $579,699.

Note 5 – Related-Party Transactions

Revenue and Accounts Receivable

During the six months ended April 30, 2021, the Company recognized revenue of $61,545 from three companies owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of April 30, 2021, the Company has accounts receivable from this related party in the amount of $765.

Purchases and Accounts Payable

During the six months ended April 30, 2021, the Company purchased Products equal to $75,065,602 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer. As of April 30, 2021, the Company had accounts payable to Bidi of $38,001,633 and products valued at $28,791,150 were held in inventory at April 30, 2021.

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

Concentration of Purchases and Accounts Payable- Related Party

For the six months ended April 30, 2021, 100% of the inventories of Products, primarily consisting of the “Bidi Stick,” were purchased from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer and Chief Financial Officer, in the amount of $75,065,602. It also accounted for 99.3% of the total accounts payable as of April 30, 2021. Products valued at $28,791,150 were held in inventory at April 30, 2021.

Concentration of Revenues and Accounts Receivable

For the six months ended April 30, 2021, approximately 33%, or $18,129,136, of the revenue from the sale of Products, primarily consisting of the “Bidi Stick,” was generated from Favs Business LLC (“Favs Business”), approximately 16%, or $9,069,455, of the revenue from the sale of Products was generated from MMS Distributing, LLC (“MMS Distro”), approximately 12%, or $6,820,132, of the revenue from the sale of Products was generated from Lakshmi Distributing Inc., doing business as C Store Master (“C Store Master”) and approximately 11%, or $5,868,000, of the revenue from the sale of Products was generated by GPM Investment, LLC (“GPM Investment”).

Favs Business, and GPM Investment had  outstanding balances of $8,590,200 and $2,482,553, respectively, accounted for approximately 47% and 14%, respectively, of the total accounts receivable from customers as of April 30, 2021.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2021 and April 30, 2020 other than the below:

On May 28, 2020, the Board of Directors approved cash bonus awards to each of the Company’s Chief Executive Officer and its Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board of Directors also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved an award of 90,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 75,000 restricted shares of the Company’s common stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended January 31, 2021, the $75 million and $100 million accumulated revenue targets were both achieved and the Company determined that the fair market value of the 165,000 shares, or $70,785, and the cash bonuses totaling $100,000 should be accrued at January 31, 2021.

During the three and six months ended April 30, 2021 additional revenue targets were not achieved and no related bonuses were accrued.

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment” and, collectively with the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Effective as of March 16, 2021, the Company entered into the Second Amendment to Service Agreement (the “Second Amendment” and, collectively with the Amended Service Agreement, the “Further Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the Further Amended Service Agreement, the parties agreed to the following “General Compensation” payments: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) for each calendar month between November 1, 2020 and October 31, 2021, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Further Amended Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month; and (v) if the parties agree to extend the term of the Further Amended Service Agreement beyond October 31, 2022, then for the period between November 1, 2022 and October 31, 2021, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month.  In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and Common Stock.

●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

The Company has accrued $212,345 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended April 30, 2021.

On March 17, 2021 the Company entered into a consulting agreement with Russell Quick which granted stock options to purchase 500,000 shares of the Company’s common stock in exchange for consulting services. Mr. Quick may exercise the option right on December 1, 2021 when the shares are fully vested. The exercise price per share is $2.39. The Company recognized $190,000 in expense to account for the stock options.   Russell Quick is the manager of QuikfillRx.

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

During the six months ended April 30, 2021, the Company generated no taxable income and, thus no federal or state income taxes are accrued for tax year 2021.

Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2021 and October 31, 2020 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $15,377, and a valuation allowance of $0 and $15,377, respectively, which is a total deferred tax asset of $0. The Company’s tax returns for 2018 and 2019 remain open to examination.

Note 9 – Subsequent Events

Patent Contribution Agreement

On May 4, 2021, Next Generation Labs, LLC (“Next Generation”) notified the Company that a “reversion event” had occurred under that certain Patent Contribution Agreement, dated September 28, 2020 (the “Patent Contribution Agreement”). Pursuant to the Patent Contribution Agreement, Next Generation agreed to contribute certain patents, patent applications, and patent data, described on Exhibit “A” of the Patent Contribution Agreement (the “Patents”), to the Company and the Company would subsequently transfer the Patents to Kaival Labs.

Pursuant to the Patent Contribution Agreement, the Company agreed to pay Next Generation a purchase price of $3 million for the Patents (the “Purchase Price”), which was expected to be paid over-time upon two events. First, the Company expected to pay part of the Purchase Price from proceeds generated from a future securities offering (the “Offering Payment”). Additionally, on the first date that Kaival Labs sold a product that was developed using any portion of the Patents or based on the Patents, the Company agreed to pay Next Generation the difference between the Purchase Price and the Offering Payment.

Pursuant to the terms of the Patent Contribution Agreement, the parties agreed that the Company would file a Form 1-A offering statement no later than January 31, 2021, unless extended in writing by the Company in good faith to no later than March 15, 2021 (the “Filing Date”). The Patent Contribution Agreement further provided that in the event the Company or Kaival Labs materially breached the terms of the Patent Contribution Agreement and the material breach is not cured within fifteen (15) business days after Next Generation provides written notice of such material breach, then a reversion event would occur, and the Patents would revert from Kaival Labs to Next Generation.

The Company did not undertake a securities offering by filing a Form 1-A offering statement by the Filing Date. The Company attempted to negotiate an amendment to the Patent Contribution Agreement, which would allow the Company additional time to undertake a securities offering. However, on April 8, 2021, Next Generation notified the Company that it was in material breach of the Patent Contribution Agreement and that the Company would have fifteen (15) business days, or April 30, 2021, to cure such breach. Ultimately, the Company decided not to cure such breach within the requisite time and, on May 4, 2021, Next Generation notified the Company that a reversion event occurred.

The Company is in the process of completing the necessary documentation to transfer the Patents from Kaival Labs to Next Generation. Neither the Company, nor Kaival Labs, has developed or otherwise relied on the Patents to date and does not expect the reversion of the Patents to materially affect the Company’s business.

Share-based Compensation

On May 5, 2021, 775,000 shares of  common stock were issued to eight employees of the Company pursuant to RSU agreements, resulting in the recognition of $487,514 of share-based compensation. Of the shares issued to employees, 372,096 shares were withheld by the Company to satisfy tax withholding obligations equal to $123,536 .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and six months ended April 30, 2021 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational and, to date, we have not seen any significant direct negative impact of COVID-19 to our newly commenced business. However, we have encountered some logistical delays related to product launches and distribution in international markets due to COVID-19 While the spread of COVID-19 has begun to slow and social restrictions have begun to ease, the full impact of the COVID-19 pandemic continues to evolve and remains uncertain. The COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 and, possibly, beyond.

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

Our Business

Currently, we market and place the Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement entered into with Bidi, a related party, in March 2020 (and subsequently amended and restated in May 2020  and again in April 2021). Pursuant to the A&R Distribution Agreement, we sell and resell the Products to both retail level customers and non-retail level customers. Bidi’s primary product is the “Bidi Stick” and, once launched, the “Bidi Pouch.” Bidi is considered a related party to us because our Chief Executive Officer, Chief Financial Officer, and director, Mr. Nirajkumar Patel, owns and controls Bidi. Mr. Patel is also a beneficial owner of KH, the entity that is our largest controlling stockholder. Thus, Bidi and we are under common control.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

At April 30, 2021, we had working capital of approximately $9.2 million and total cash of approximately $2.1 million.

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

Cash Flows:

Cash flow used in operations was approximately $5.2 million for the first six months of fiscal year 2021, compared to $1.9 million provided by operations for the first six months of fiscal year 2020. The decrease in cash flow from operations for the first six months of fiscal year 2021 was mainly due to the net loss during the first six months of fiscal year 2021 as compared to the net profit during the comparable period for fiscal 2020. We anticipate improvement in our cash flows provided by operations in future years based on the minimum purchase obligations set forth in the A&R Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts. Cash flow used in financing activities was approximately $77,975 for the first six months of fiscal year 2021, compared to $0 for the first six months of fiscal year 2020. The cash used in financing activities for the first two quarters of fiscal year of 2021 consisted of the settlement of RSUs for cash.

Results of Operations

Three months ended April 30, 2021, compared to three months ended April 30, 2020

Revenues:

Revenues for the second quarter of fiscal year 2021 were approximately $18.1 million, compared to $22.5 million in the same period of the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory. We have continued to enter into additional A&R Sub-Distribution Agreements, thereby increasing our distribution of the Products and, ultimately, we expect our revenues to increase during the remainder of the current fiscal year. We recognize revenue when a customer obtains control of promised goods. In some cases, we provide customers with 120-day payment terms, with the ability for a full refund for products not sold during that 120-day period. During such periods the risk of loss on the products delivered remains with the Company. In such case, the customer typically obtains control on the products when the customer purchases and ships the product to their customer or pays the Company for the product.

Cost of Revenue and Gross Profit:

Gross profit in the second quarter of fiscal year 2021 was approximately $6.3 million, compared to $4.2 million for the second quarter of fiscal year 2020. Total cost of revenue was approximately $11.9 million for the second quarter of fiscal year 2021, compared to $18.3 million for the second quarter of fiscal year 2020. The increase in gross profit is entirely driven by the decrease in the cost of the Products sold in fiscal year 2021 as compared to the previous year.

Operating Expenses:

Total operating expenses were approximately $10.4  million for the second quarter of fiscal year 2021, compared to approximately $458,000 for the second quarter of fiscal year 2020. For the second quarter of fiscal year 2021, operating expenses consisted of commissions paid pursuant to the Further Amended Service Agreement of approximately $801,000  and general and administrative expenses of approximately $9.6  million . General and administrative expenses in the second quarter of fiscal year 2021 consisted primarily of legal fees, salaries, other professional fees, merchant fees, and other service fees. The increase in general and administrative expenses is mostly attributable to the expense related to the issuance of 2,000,000 shares of common stock as compensation for investor relations consulting services. Total operating expenses for the second quarter of fiscal 2020 were approximately $458,000, which included approximately $260,000 in commissions paid pursuant to the Further Amended Service Agreement.

Income Taxes:

During the second quarter of fiscal year 2021, we expensed approximately $186,800 for prior year income taxes, compared to the accrual of income taxed of approximately $950,400 for the second quarter of fiscal year 2020. The decrease in the accrual for income taxes is as a result of having no taxable income during fiscal year 2021, as compared to the previous fiscal year. Please refer to Note 8, Income Tax, in the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

Net loss for the second quarter of fiscal year 2021 was approximately $4.3  million, or $(0.02)  basic and diluted earnings per share, compared to net income of approximately $2.8 million, or $0.00 basic and diluted earnings per share, for the second quarter of fiscal year 2020. The decrease in net income for the second quarter of fiscal year 2021, as compared to the second quarter of fiscal year 2020, is attributable to the increase in operating expenses and commissions and the decrease in revenues.

Weighted-average common stock shares outstanding were 282,143,504 in the second quarter of fiscal year 2021 and 572,364,574 for the second quarter of fiscal year 2020.

Six months ended April 30, 2021, compared to six months ended April 30, 2020

Revenues:

Revenues for the second quarter of fiscal year 2021 were approximately $18.1 million, compared to $22.5 million in the same period of the prior fiscal year. During the second quarter of fiscal year 2020, we entered into the A&R Distribution Agreement, pursuant to which we were granted the exclusive, worldwide right to distribute the Products. In connection therewith, we entered into the A&R Sub-Distribution Agreements and other agreements with counterparties and granted such sub-distributors the right to distribute the Products to non-retail customers within the Territory. We have continued to enter into additional A&R Sub-Distribution Agreements, thereby increasing our distribution of the Products and, ultimately, we expect our revenues to increase during the remainder of the current fiscal year. We recognize revenue when a customer obtains control of promised goods. In some cases, we provide customers with 120-day payment terms, with the ability for a full refund for products not sold during that 120-day period. During such periods the risk of loss on the products delivered remains with the Company. In such case, the customer typically obtains control on the products when the customer purchases and ships the product to their customer or pays the Company for the product.

Cost of Revenue and Gross Profit:

Gross profit in the first six months of fiscal year 2021 was approximately $11.1 million, compared to approximately $4.2 million for the first six months of fiscal year 2020. Total cost of revenue was approximately $44.4 million for the first six months of fiscal year 2021, compared to $18.3 million for the first six months of fiscal year 2020 and the decrease in cost of products sold.

Operating Expenses:

Total operating expenses were approximately $14.7  million for the first six months of fiscal year 2021, compared to approximately $471,000 for the first six months of fiscal year 2020. For the first six months of fiscal year 2021, operating expenses consisted of commissions paid pursuant to the Further Amended Service Agreement of approximately $1.8 million and general and administrative expenses of approximately $13.0  million. General and administrative expenses in the first six months of fiscal year 2021 consisted primarily of legal fees, salaries, other professional fees, merchant fees, and other service fees. Total operating expenses for the first six months of fiscal 2020 were approximately $471,000 and consisted of general and administrative expenses , which were primarily from professional fees, and approximately $260,000 in commissions paid pursuant to the Further Amended Service Agreement.

Income Taxes:

During the first six months of fiscal year 2021, we expensed approximately $293,100 for prior year income taxes, compared to the approximately $950,400 accrual for the first six months of fiscal year 2020. Please refer to Note 8, Income Tax, in the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

Net loss for the first six months of fiscal year 2021 was approximately $3.9  million, or $(0.01) basic and diluted earnings per share, compared to net income of approximately $2.8 million, or $0.00 basic and diluted earnings per share, for the first six months of fiscal year 2020. The decrease in net income for the first six months of fiscal year 2021, as compared to the first six months of fiscal year 2020, is attributable to the increase in operating expenses and commissions and the decrease in revenues.

Weighted-average common stock shares outstanding were 280,242,288 in the first six months of fiscal year 2021 and 572,364,574 for the first six months of fiscal year 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2021 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2021, we issued an aggregate of 575,000 shares of our common stock to six employees as equity compensation pursuant to certain RSU agreements entered into with each employee. These shares had a fair market value at the date of grant of $0.14, which was closing price on the grant date as reported by the OTC Markets Group, Inc. (“OTCM”). On the vesting and issuance date, the shares were valued at $1.21 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”)(in that the issuance of shares of our common stock issued did not involve any public offering).

On May 5, 2021, we issued 60,000 shares of our common stock to an employee as equity compensation pursuant to a RSU agreement. These shares had a fair market value at the date of grant of $0.17, which was closing price on the grant date as reported by the OTCM. On the vesting and issuance date, the shares were valued at $1.21 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

On May 5, 2021, we issued 140,000 shares of our common stock to an employee as equity compensation pursuant to a RSU agreement. These shares had a fair market value at the date of grant of $0.43, which was closing price on the grant date as reported by the OTCM. On the vesting and issuance date, the shares were valued at $1.21 per share, which was the highest closing price of our common stock during the three days prior to the issuance date as reported by the OTCM. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our common stock issued did not involve any public offering).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.13	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.14	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.16	Patent Contribution Agreement, by and between Kaival Brands Innovations Group, Inc., and Next Generation Labs, LLC dated September 28, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020, and is incorporated herein by reference thereto.

10.17	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 20, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.18	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021.*

10.19	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 21, 2021	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President, Chief Executive Officer, and Chief Financial Officer