Form 10-Q
period 2021-07-31
Kaival Brands Innovations Group, Inc.
filed 2021-09-14
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KAVL	The Nasdaq Stock Market, LLC

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

23,628,187 shares of common stock, $0.001 par value, outstanding as of September 9, 2021

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; changes in government regulations or laws that affect our business; significant changes in our relationships with our distributor or sub-distributors; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	July 31, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$938,435	$7,421,701
Accounts receivable	7,724,414	1,401,562
Accounts receivable – related parties	—	15,360
Prepaid expenses	229,167	—
Inventories	14,947,200	6,383

Total current assets	23,839,216	8,845,006

Right of use asset- operating lease	59,246	70,133

TOTAL ASSETS	$23,898,462	$8,915,139

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable- related party	$16,813,962	$1,409,561
Accounts payable- trade	284,303	—
Accrued expenses	368,287	1,062,105
Income tax accrual	—	1,331,856
Deferred revenue	—	623,096
Operating lease obligation – short term	12,691	11,709
Total current liabilities	17,479,243	4,438,327

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	49,675	59,204

TOTAL LIABILITIES	$17,528,918	$4,497,531

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 issued and outstanding as of July 31, 2021 and October 31, 2020)	3,000	3,000

Common stock ($.001 par value, 1,000,000,000 shares authorized, 23,600,597 and 23,106,886 issued and outstanding as of July 31, 2021 and October 31, 2020, respectively)	23,600	23,107

Additional paid-in capital	9,954,779	618,904

Retained (deficit) earnings	(3,611,835)	3,772,597
Total Stockholders’ Equity	6,369,544	4,417,608
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,898,462	$8,915,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

 Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2021	2020	2021	2020
Revenues
Revenues	$3,368,065	$32,422,993	$59,490,118	$54,923,896
Revenues - related parties	70,600	54,040	132,145	86,520
Excise tax on products	4,313	(101,724)	(668,687)	(128,953)
Total revenues	3,442,978	32,375,309	58,953,576	54,881,463

Cost of revenue
Cost of revenue - related party	3,426,998	27,860,145	47,698,451	47,771,211
Cost of revenue - other	100,270	115,868	256,538	173,448
Total cost of revenue	3,527,268	27,976,013	47,954,989	47,944,659

Gross (loss) profit	(84,290)	4,399,296	10,998,587	6,936,804

Operating expenses
Advertising and Promotion	710,832	769,134	2,472,019	1,029,132
General & Administrative expenses	2,642,200	704,737	15,618,548	915,762
Total operating expenses	3,353,032	1,473,871	18,090,567	1,944,894

Other Income
Interest income	16	—	392	—
Total Other Income	16	—	392	—

Income (loss) before income taxes provision	(3,437,306)	2,925,425	(7,091,588)	4,991,910

Provision for income taxes	300	(320,410)	(292,844)	(1,270,841)

Net income (loss)	$(3,437,006)	$2,605,015	$(7,384,432)	$3,721,069

Net income (loss) per common share - basic and diluted	$(0.15)	$0.05	$(0.32)	$0.08

Weighted average number of common shares outstanding - basic and diluted	23,603,306	47,978,837	23,380,268	47,791,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2021

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings(Deficit)	Total

Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	—	—	44,583	45	76,655	—	76,700
Common shares settled and cancelled	—	—	(17,625)	(18)	(30,493)	—	(30,511)
Issuance of common shares for compensation	—	—	172,129	172	1,034,424	—	1,034,596
Net income	—	—	—	—	—	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	23,305,973	$23,306	$1,699,490	$4,084,098	$5,809,894
Issuance of common shares for employee compensation	—	—	64,583	65	647,396	—	647,461
Common shares settled and cancelled	—	—	(20,505)	(21)	(47,443)	—	(47,464)
Issuance of common shares for compensation	—	—	216,924	217	6,494,338	—	6,494,555
Stock option expense	—	—	—	—	579,699	—	579,699
Net loss	—	—	—	—	—	(4,258,927)	(4,258,927)
Balances, April 30, 2021	3,000,000	$3,000	23,566,975	$23,567	$9,373,480	$(174,829)	$9,225,218
Issuance of common shares for employee compensation	—	—	56,250	56	16,478	—	16,534
Common shares settled and cancelled	—	—	(22,628)	(23)	(123,690)	—	(123,713)
Stock option expense	—	—	—	—	688,511	—	688,511
Net loss	—	—	—	—	—	(3,437,006)	(3,437,006)
Balances, July 31, 2021	3,000,000	$3,000	23,600,597	$23,600	$9,954,779	$(3,611,835)	$6,369,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended July 31, 2020

 (Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Retained Earnings(Deficit)	Total

Balances, October 31, 2019	—	$—	47,697,048	$47,697	$(19,358)	$(73,225)	$(44,886)

Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	26,457	—	26,457
Net loss	—	—	—	—	—	(12,933)	(12,933)
Balances, January 31, 2020	—	—	47,697,048	47,697	7,099	(86,158)	(31,362)
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	700	—	700
Net income	—	—	—	—	—	1,128,987	1,128,987
Balance, April 30, 2020	—	$—	47,697,048	$47,697	$7,799	$1,042,829	$1,098,325
Issuance of common shares for compensation	—	—	344,215	344	319,812	—	320,156
Net income	—	—	—	—	—	2,605,015	2,605,015
Balance, July 31, 2020	—	$—	48,041,263	$48,041	$327,611	$3,647,844	$4,023,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2021	For the Nine Months Ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,384,432)	$3,721,069
Adjustment to reconcile net (loss) income to net cash provided by operating activities:

Stock based compensation	8,269,846	320,156
Stock option expense	1,268,210	—
ROU operating lease expense	10,887	—
Expenses contributed to capital	—	27,157
Changes in current assets and liabilities:
Accounts receivable	(6,322,852)	(7,033,361)
Accounts receivable – related parties	15,360	(19,910)
Inventories	(14,940,817)	(9,357)
Prepaid expenses	(229,167)	—
Customer Deposits	(623,096)	—
Payments on operating lease liability	(8,547)	—
Accounts payable – related party	15,404,401	4,283,852
Accounts payable	284,303	—
Accrued taxes	(1,331,856)	1,396,919
Accrued expenses	(693,818)	(17,075)
Net cash (used in) provided by operating activities	(6,281,578)	2,669,450

CASH FLOWS FROM FINANCING ACTIVITIES:

Settled RSU shares with cash	$(201,688)	$—
Cash flows used in financing activities	(201,688)	—

Net change in cash	$(6,483,266)	$2,669,450
Beginning cash balance	7,421,701	0
Ending cash balance	$938,435	$2,669,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) manufactured by Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively the “A&R Distribution Agreement”) in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “BIDI® Stick” and, once launched, the “BIDI® Pouch”.

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

On July 16, 2021, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Reverse Stock Split was effective as of 12:01 a.m. Eastern time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split will be rounded up to the nearest whole number. In connection with the Reverse Stock Split, the Board of Directors (the “Board”) approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Quarterly Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the Reverse Stock Split.

COVID-19 Impact

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

The Company’s operations have not been significantly impacted. No impairments have been recorded and no triggering events or changes in circumstances had occurred. While the spread of COVID-19 has begun to slow and social restrictions have begun to ease, the full impact of the COVID-19 pandemic continues to evolve and remains uncertain. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the current fiscal year. As of the date of this filing, the Company’s recently commenced business operations have not been materially impacted, however, we have encountered some logistical delays related to product launches and distribution in international markets. The Company was also indirectly impacted by supply chain issues and regulatory oversight.

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

The fair value of each option granted during the period ended July 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2021	2020
Expected dividend yield	0%	—
Expected option term (years)	10	—
Expected volatility	294.57%-301.53%	—
Risk-free interest rate	1.19%-1.63%	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free five-year interest rate for US Treasury bills.

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

Note 3 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company does not have financing leases and only one operating lease for office space. The operating lease is for a term of five years, beginning August 1, 2020, with rent of $1,000 payable monthly. As the operating lease does not provide for an implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of July 31, 2021, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was $59,246. The initial recognition of the ROU operating lease was $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2020 was $3,616 and one payment on the ROU liability was $2,836. The amortization expense for the nine months ended July 31, 2021 was $10,887 and three payments on the ROU liability were $8,547. At July 31, 2021, short-term ROU lease liability was $12,691 and long-term liability was $49,675, totaling $62,366. Operating lease expense totaling $11,000 for November 1, 2020 until July 2021 was accrued at July 31, 2021.

	2020	2021	2022	2023	2024	Total
Lease payments	$12,300	$13,500	$15,300	$18,000	$13,500	$72,600
Less discount						(10,887)
Present value of future payments						62,336
Less current obligations						(12,691)
Long term lease obligations						$49,675

Note 4 – Stockholder Equity

Preferred Shares Issued

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock are initially convertible into 100 shares of Common Stock. As a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock are convertible into approximately 8.33 shares of Common Stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of July 31, 2021.

Common Shares Issued

The Company implemented the Reverse Stock Split, effective prior to the opening of the market on Tuesday, July 20, 2021. The Reverse Stock Split was implemented by the Company in support of its application to list on the Nasdaq Capital Market (“Nasdaq”). As a result of the Reverse Stock Split at the 1-for-12 ratio, every 12 shares of the Common Stock was exchanged for one share of the Common Stock. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. As a result of the Reverse Stock Split, effective July 20, 2021, and the issuance of RSUs (as defined below) during May 2021 there were 23,600,597 shares of Common Stock issued and outstanding as of July 31, 2021.

Restricted Stock Unit Awards

During the nine months ended July 31, 2021, 165,416 shares of Common Stock were issued to eight employees of the Company pursuant to restricted stock unit (“RSU”) agreements, resulting in $740,695 of share-based compensation. Of the shares issued to employees, 60,758 shares were withheld by the Company to satisfy tax withholding obligations equal to $201,688.

During the nine months ended July 31, 2021, 389,053 shares of Common Stock were issued to 7 non-employee vendors as compensation for professional services rendered to the Company and two officers as additional compensation. These shares were expensed to the Company using the closing share price on the share issuance dates to compute an aggregate fair market value total of $7,529,151.

Stock Options

During the nine months July 31, 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 41,667 fully vested on December 1, 2021, 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 68,333 vest over the next 2 years on March 17, 2022, and 2023, and 17,500 vest over the next 2 years on June 30, 2022 and 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. These options have a weighted average remaining life of 9.62 years as of July 31, 2021 and expire in the year 2031. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of  50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years. The aggregate intrinsic value of these outstanding options as of July 31, 2021 was $0.

The Company fair valued the options on the grant date at $3,088,002 using a Black-Scholes option pricing model with the following assumptions: stock price range of $9.12 to $27.36 per share (based on the quoted trading price on the date of grant), volatility range of 294.57% to 301.53%, expected term of 10 years, and a risk-free interest rate range of 1.19% to 1.63%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the nine months ended July 31, 2021 was $1,268,210. The total unamortized stock option expense at July 31, 2021 was $1,819,792.

Note 5 – Related-Party Transactions

Revenue and Accounts Receivable

During the nine months ended July 31, 2021, the Company recognized revenue of $132,145 from three companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife.

During the nine months ended July 31, 2021, Lakshmi Distributors Inc., doing business as C Store Master (“C Store Master”), a large customer of the Company, elected to return the inventory associated with the consignment order placed on April 1, 2021, which was located at the staging warehouse in California, to the Company at no cost. The Company then returned this same inventory to Bidi’s warehouse in Florida at no cost. This reduced the Company’s inventory and reduced the related-party amount due to Bidi Vapor by $13,846,950.

Purchases and Accounts Payable

During the nine months ended July 31, 2021, the Company purchased Products equal to $62,394,093 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer. As of July 31, 2021, the Company had accounts payable to Bidi of $16,813,962 and products valued at $14,947,200 were held in inventory at July 31, 2021.

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

Concentration of Purchases and Accounts Payable- Related Party

For the nine months ended July 31, 2021, 100% of the inventories of Products, primarily consisting of the “BIDI® Stick,” were purchased from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer, in the amount of $62,394,093. It also accounted for 100% of the total accounts payable-related party and 99.3% of the total accounts payable of the Company as of July 31, 2021. Products valued at $14,947,200 were held in inventory at July 31, 2021.

Concentration of Revenues and Accounts Receivable

For the nine months ended July 31, 2021, approximately 30%, or $18,435,648, of the revenue from the sale of Products, primarily consisting of the “BIDI® Stick,” was generated from Favs Business LLC (“Favs Business”), approximately 16%, or $9,598,426, of the revenue from the sale of Products was generated from MMS Distributing, LLC (“MMS Distro”), approximately 13%, or $7,663,490, of the revenue from the sale of Products was generated from C Store Master, and approximately 8%, or $4,648,659, of the revenue from the sale of Products was generated by GPM Investment, LLC (“GPM Investment”).

Favs Business, C Store Master, MMS Distro and GPM Investment had outstanding balances of $6,641,912, $545,879, $255,620 and $178,756, respectively, accounted for approximately 85%, 7%, 3% and 2%, respectively, of the total accounts receivable from customers as of July 31, 2021.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2021 and July 31, 2020 other than the below:

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

The Company has completed the process of completing the necessary documentation to transfer the Patents from Kaival Labs to Next Generation. Neither the Company, nor Kaival Labs, has developed or otherwise relied on the Patents to date and does not expect the reversion of the Patents to materially affect the Company’s business.

On May 28, 2020, the Board approved cash bonus awards to each of the Company’s Chief Executive Officer and its Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 7,500 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 6,250 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended January 31, 2021, the $75 million and $100 million accumulated revenue targets were both achieved and the Company determined that the fair market value of the 13,750 shares, or $70,785, and the cash bonuses totaling $100,000 should be accrued at January 31, 2021.

During the three and nine months ended July 31, 2021 additional revenue targets were not achieved and no related bonuses were accrued.

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

The Company has accrued $40,283 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended July 31, 2021.

On March 17, 2021 the Company entered into a consulting agreement with Russell Quick which granted stock options to purchase 41,667 shares of the Company’s common stock in exchange for consulting services. Mr. Quick may exercise the option right on December 1, 2021 when the shares are fully vested. The exercise price per share is $28.68. The Company recognized $190,000 in expense to account for the stock options. Russell Quick is the Chief Executive Officer of QuikfillRx.

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

During the nine months ended July 31, 2021, the Company generated no taxable income and, thus no federal or state income taxes are accrued for tax year 2021.

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2021 and October 31, 2020 after applying enacted corporate income tax rate, is net operating loss carryforward of $721,771 and $15,377, respectively, and a valuation allowance of $721,771 and $15,377, respectively, which is a total deferred tax asset of $737,148. The Company’s tax returns for 2018 and 2019 remain open to examination.

Note 9 – Subsequent Events

Share-based Compensation

On August 8, 2021, the Company issued 56,250 shares of Common Stock to eight employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of $352,137 of share-based compensation. Of the shares issued to employees, 28,660 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling $179,412.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and nine months ended July 31, 2021 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 30, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational; however, we were indirectly negatively impacted by COVID-19.

We were indirectly impacted by supply chain issues and regulatory oversight. First, COVID-19 impacted Bidi’s ability to quality test and develop its new product, the BIDI® Pouch, in line with its targeted release date, which negatively impacted our ability to begin distribution of the BIDI® Pouch. Throughout the year and during the Premarket Tobacco Product Application (“PMTA”) process, the Food and Drug Administration (“FDA”) reiterated their enhanced scrutiny over ENDS products and raised the bar. Together with Bidi, we have not only invested significant financial resources into developing state of the art procedures, policies and technology around compliance but had also refused to relax our own internal standards when we observed some distributers and retailers relaxing their standards. We believe that retailers and distributers relaxed their standards for two reasons: (i) due to COVID-19, government enforcement of regulations were very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate revenue. The relaxation of standards by certain retailers significantly impacted our revenues.

Impact of FDA PMTA Decision

Prior to the September 9, 2021 court-order deadline for the FDA to make PMTA determinations for pending applications, we believe that many retailers and distributors were reluctant to take on new inventory. We believe these retailers, were concerned with the potential for sitting on inventory that after September 9, 2021 could be ruled adulterated or misbranded by the FDA and, thus, illegal to sell.

Separately, we believe there were other retailers willing to purchase counterfeit or sub-optimal products from manufacturers who were selling these products at significantly reduced prices. These manufacturers were willing, we believe, to significantly reduce sales prices because they realized they would likely not receive the FDA’s PMTA authorization on September 9, 2021 and were attempting to recognize any revenues associated with what they believe will likely be unsellable product following the deadline. Both of these unanticipated consequences resulted in the third quarter of fiscal 2021 being an extremely challenging quarter for us.

Due to increased pressure from, among others, tobacco control and public health groups, members of Congress, academic institutions, family advocacy organizations and attorneys general, we believe that the FDA has used the September 9, 2021 PMTA deadline to effectively “ban” flavored ENDS by denying nearly all pending PMTAs for such products. As of September 10, 2021, the FDA announced that it has taken action on over 93% of applications and issued Marketing Denial Orders (“MDOs”) for more than 992,000 flavored ENDS products, while issuing zero marketing authorizations. Unfortunately, despite submitting a comprehensive PMTA and continuing to develop robust and reliable product-specific scientific evidence demonstrating the public health benefit of its flavored ENDS products, Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick, which the FDA mischaracterized as “flavored”. However, because its Arctic BIDI® Stick is menthol, Bidi believes its menthol BIDI® Stick is not subject to the MDO. This position is aligned with the FDA’s public statements and press releases stating that tobacco and menthol ENDS are not deemed flavored products subject to the MDOs. Accordingly, along with the Classic (tobacco) BIDI® Stick, Bidi intends to continue to manufacture and market its Arctic (menthol) BIDI® Stick for distribution by us.

Historically, substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 15.2% and 18.5%, respectively, of our total sales of BIDI® Sticks for the three and nine months ended July 31, 2021. Generally, substantially all of the ENDS industry revenue is derived from the sales of flavored products.

Following the issuance of the MDOs, nearly all manufacturers, not only BIDI, will be limited to manufacturing and selling only tobacco and menthol ENDS products. Accordingly, we believe that consumers are likely to modify their purchases to shift to products that are available and, thus, that a substantial amount of our revenue that had previously been generated from sales of flavored BIDI® Sticks (other than Arctic) may be replaced through sales of the Classic (tobacco) and Arctic (menthol) BIDI® Sticks, given that consumers will only be able to purchase, on a legal basis, non-flavored ENDS products. Accordingly, we believe revenues for tobacco and menthol ENDS products will restore some or all of the revenue we derived from the sale of flavored products. Moreover, based on sales and consumer data, we believe that our consumers are loyal to the Bidi brand and BIDI® Sticks and that they thus are likely to continue to purchase our Classic (tobacco) and Arctic (menthol) BIDI® Sticks in lieu of the flavored BIDI® Sticks they may have bought in the past.

If the FDA disagrees with Bidi’s position, issues a warning letter, or takes other action against Bidi resulting in us not being able to distribute the menthol (Arctic) BIDI® Stick in the United States, or consumers do not purchase the tobacco (Classic) or menthol (Arctic) BIDI® Sticks, our revenues and, thereby our financial results and condition, would be materially adversely affected. Our financial results and condition will also be significantly impacted by our ability to continue to sell the Arctic (menthol) BIDI® Stick and the degree to which sales of the Classic (tobacco) and Arctic (menthol) BIDI® Sticks replace sales of flavored products that are now prohibited.

In addition, Bidi informed us that it is not wavering in its commitment to demonstrating that all its BIDI® Stick products are appropriate for the protection of the public health and proving to the FDA that these products should remain on the market as an alternative for adult cigarette smokers. In this regard, Bidi is appealing the MDO and plans on continuing to complete multiple ongoing studies, including a clinical pharmacokinetic, or PK, study, and several actual use and perception and intention studies to support its PMTA. Preliminary results from these studies indicate that, compared to tobacco-flavored ENDS, the flavored BIDI® Sticks do indeed provide an added benefit for adult cigarette smokers while outweighing any risks to youth posed by flavored ENDS, particularly when considering Bidi’s stringent youth access prevention measures. In addition, as FDA is currently focusing on non-tobacco and non-menthol ENDS, Bidi will continue to market its Classic (tobacco) and Arctic (menthol) BIDI® Sticks, respectively.

As has become clear, the PMTA decision process will result in the elimination of the vast majority of all ENDS products from the marketplace, as these applications did not include the product specific scientific evidence needed to justify marketing authorization, which Bidi is developing.

Despite this MDO, we continue to believe that Bidi has the potential to be one of only a handful of companies that will not only survive but rise above the demanding scrutiny of the new regulatory world while continuing to deliver a premium and preferred vape experience, as reflected by the BIDI® Stick leading the market share in the disposable ENDS category confirmed by Nielsen reports dated June 29, 2021.

Future Strategic Opportunities

With the FDA’s effective ban of flavored ENDS products through its denial of nearly all pending PMTAs for such products, we expect that only tobacco and menthol ENDS products will be available for marketing and distribution in the United States. While this will clearly change the traditional and future industry landscape, for manufacturers whose tobacco and/or menthol ENDS products remain on the market as their pending PMTAs undergo FDA scientific review, it represents a much larger market opportunity per-formulation due to the elimination of flavors.

As the FDA continues to issue MDOs, we believe Bidi will be one of the only remaining players in the disposable ENDS market, since many of Bidi’s competitors in this space only marketed flavored disposable ENDS. Based upon information released by the FDA, we believe that only 7% of the domestic players in this industry remain. Prior to these recent PMTA determinations, we captured an approximately 37% market share within the ENDS market. That market share was captured from a market containing more than one hundred other brands.

In addition to the continued domestic opportunity, we believe that international markets provide an exciting growth opportunity for us. The estimated total addressable global market for ENDS products is approximately $36.7 billion.  As previously announced, Bidi has received approval to market and distribute products within 11 international markets, including the United Kingdom, France, Russia, and the Czech Republic. Bidi has also secured significant intellectual property protections similar to those received in the United States from the European Union, China, and several other regions and countries. It is also important to note that the nicotine formulation in the Bidi® Stick has been modified and approved at the 2% level to meet the criteria for distribution in the United Kingdom and Europe.

These international market approvals Bidi has previously secured are for the full formulation lineup, including all flavors. Because the FDA’s PMTA restrictions and guidelines do not pertain to international markets, Bidi intends to continue manufacturing its full product lineup, for distribution by us in these international markets.

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

In exchange for the Cancellation Shares, we issued 3,000,000 shares (the “Preferred Shares”) of our newly designated Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares is intended to comply with Section 3(a)(9) of the Securities Act, in that the issuance is exempt from the registration requirements of the Securities Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

Our Business

We are focused on growing and incubating innovative and profitable products into mature, category-dominant brands. In March 2020, we commenced business operations after becoming the exclusive distributor of the Products manufactured by Bidi, and a related party company that is also owned by Nirajkumar Patel, our Chief Executive Officer.

Pursuant to the A&R Distribution Agreement, Bidi granted to us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. The newly amended and restated distribution agreement extends the previous one-year, annual renewable term to an initial term of ten years, which automatically renews for another five-year term; provided, that we satisfy certain minimum purchase thresholds. The newly amended and restated distribution agreement also provides us with a right of first refusal in the event Bidi receives an offer that would constitute a “change of control transaction,” as well as a right of first refusal to act as the exclusive distributor of any and all future products of Bidi that arise out of or related to ENDS and components related to ENDS, arise out of or relate to the synthetic nicotine industry, or arise out of or related to the tobacco-derived nicotine industry.

Current Product Offerings

Pursuant to the A&R Distribution Agreement, we sell and resell electronic nicotine delivery systems, which we may refer to herein as “ENDS Products”, or “e-cigarettes”, to both retail level customers and non-retail level customers. Our primary Product we resell is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. In addition to the BIDI® Stick, we anticipated launching distribution of the “BIDI® Pouch” in the fall of 2021. The initial, planned February 2021 BIDI® Pouch roll out had been delayed due to COVID-19 based manufacturing and supply chain constraints. Due to these complications and in effort to prevent future bottlenecks, Bidi decided to move manufacturing in-house. The BIDI® Pouch provided a tobacco-free nicotine formulation, which contains natural fibers and a chew-base filler in six different flavors. However, the BIDI® Pouch product is now being placed on temporary hold domestically due to the likelihood of the FDA enforcement of synthetic nicotine products as drugs, which will require a PMTA determination from the FDA. More specifically, while the BIDI® Pouch, which made with synthetic (tobacco-free) nicotine, would not fall within the meaning of a tobacco product as set forth in the Food, Drug and Cosmetic Act (“FDCA”), the FDA could take the position that such product is a drug. A drug is defined in Section 201(g) of the FDCA, in pertinent part, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” (i.e., the “disease” or “therapeutic benefit” prong) or “articles (other than food) intended to affect the structure or function of the body of man or other animals” (i.e., the “structure/function” prong). Given nicotine’s well-known structure/function effect on the body there is a chance the FDA will take the position that synthetic nicotine products, such as the BIDI® Pouch, are subject to the FDA’s drug authority and can only be marketed with an approved New Drug Application (even if no disease or therapeutic benefit claims are made). Indeed, prior to the enactment of the Tobacco Control Act, the FDA historically took the position that any product with added nicotine (other than traditional tobacco products) was a drug, even when marketed for recreational use and without specific claims of smoking cessation or other therapeutic benefit.  It is, of course, illegal to distribute a drug without the FDA’s approval. Given these concerns, Bidi has decided not to launch the synthetic-nicotine BIDI® Pouch at this time but will instead seek a PMTA marketing authorization from the FDA for the BIDI® Pouch made with tobacco-derived nicotine. We do not manufacture any of the Products we resell. The BIDI® Stick and BIDI® Pouch are manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to be utilized by us in connection with our marketing and promotion of our Products.

On July 14, 2021, we announced plans to launch our first Kaival-branded product, a Hemp CBD product. In addition to our Kaival-branded formulation, we anticipate that we will also provide white label, wholesale solutions for other product manufacturers through our subsidiary, Kaival Labs.

All CBD products will be produced and distributed strictly in compliance under the 2018 Farm Bill, which defines hemp as the plant Cannabis sativa and any part of the plant with a delta-9 THC concentration of not more than 0.3 percent by dry weight. According to the 2018 Farm Bill, hemp-derived products can be offered for retail sale in the many forms: smoke, pouch, tinctures, topicals, capsules, vape oil and gummies/edibles. We plan to utilize Bidi’s patented BIDI® Stick delivery mechanism in order to provide a similar, premium experience in the initial CBD product line. We expect our industrial-grade hemp CBD formula to provide greater bioavailability than many market peers, resulting in a better consumer experience in less usage.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

At July 31, 2021, we had working capital of approximately $6.4 million and total cash of approximately $938,000.

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

Cash Flows:

Cash flow used in operations was approximately $6.3 million for the first nine months of fiscal year 2021, compared to $2.7 million provided by operations for the first nine months of fiscal year 2020. The increase in cash flow used in operations for the first nine months of fiscal year 2021 compared to the first nine months of fiscal 2020 was primarily due to decreased revenues and increased operating expenses, resulting in a net loss.

Cash flow used in financing activities was approximately $202,000 for the first nine months of fiscal year 2021, compared to $0 for the first nine months of fiscal year 2020. The cash used in financing activities for the first nine months of fiscal year of 2021 consisted of cash used for the settlement of RSUs issued to employees.

Results of Operations

Three months ended July 31, 2021, compared to three months ended July 31, 2020

Revenues:

Revenues for the third quarter of fiscal year 2021 were approximately $3.4 million, compared to $32.4 million in the same period of the prior fiscal year. Revenues decreased in the third quarter of fiscal year 2021 primarily due to increased competition resulting from the lack of enforcement by federal and state authorities against sub-par and low-priced vaping products that continued to enter the market illegally without FDA authorization.

Cost of Revenue and Gross Profit (Loss):

Gross loss in the third quarter of fiscal year 2021 was approximately $84,000, or approximately 2.5% of gross revenues, compared to $4.4 million gross profit, or approximately 13.6% of gross revenues, for the third quarter of fiscal year 2020. Total cost of revenue was approximately $3.5 million, or approximately 102.5% of gross revenues, for the third quarter of fiscal year 2021, compared to $28.0 million, or approximately 86.4% of gross revenues, for the third quarter of fiscal year 2020. The decrease in gross profit is primarily driven by the decrease in overall sales and the recognition of accumulated year-to-date credits/discounts taken by customers, resulting in an offset to gross revenues during the third quarter of fiscal year 2021.

Operating Expenses:

Total operating expenses were approximately $3.4 million for the third quarter of fiscal year 2021, compared to approximately $1.5 million for the third quarter of fiscal year 2020. For the third quarter of fiscal year 2021, operating expenses consisted primarily of advertising and promotion fees of approximately $711,000, professional fees totaling $945,000 and general and administrative expenses of approximately $1.7 million. General and administrative expenses in the third quarter of fiscal year 2021 consisted primarily of salaries and wages, stock option expense, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the third quarter of fiscal year 2021, we accrued approximately $300 for state income taxes, compared to $320,000 for the third quarter of fiscal year 2020. The reduction from the third quarter of fiscal year 2020 was due to the pre-tax operating loss recognized during the third quarter of fiscal year 2021. Please refer to Note 8, Income Tax, in the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

As a result of the items noted above, the net loss for the third quarter of fiscal year 2021 was approximately $3.4 million, or $(0.15) basic and diluted loss per share, compared to net income of approximately $2.6 million, or $0.05 basic and diluted earnings per share, for the third quarter of fiscal year 2020. The decrease in net income for the third quarter of fiscal year 2021, as compared to the third quarter of fiscal year 2020, is primarily attributable to the decreased revenues, customer credits/discounts used and increased expenses, as noted above.

Nine months ended July 31, 2021, compared to nine months ended July 31, 2020

Revenues:

Revenues for the first nine months of fiscal year 2021 was approximately $59.0 million, compared to $54.9 million in the same period of the prior fiscal year. This 7.5% revenue increase year-over-year was achieved, despite the disruption in the industry, primarily due to the strong business partnerships we have with our major customers.

Cost of Revenue and Gross Profit:

Gross profit in the first nine months of fiscal year 2021 was approximately $11.0 million, or approximately 18.6% of gross revenues, compared to $6.9 million, or approximately 12.6% of gross revenues, for the first nine months of fiscal year 2020. Total cost of revenue was approximately $48.0 million, or approximately 81.4% of gross revenues, for the first nine months of fiscal year 2021, compared to $48.0 million, or approximately 87.4% of gross revenues, for the first nine months of fiscal year 2020.

Operating Expenses:

Total operating expenses were approximately $18.1 million for the first nine months of fiscal year 2021, compared to approximately $1.9 million for the first nine months of fiscal year 2020. For the first nine months of fiscal year 2021, operating expenses consisted of advertising and promotion expenses of approximately $2.5 million general and administrative expenses of approximately $4.9 million and $10.7 million of professional fees. General and administrative expenses in the first nine months of fiscal year 2021 consisted primarily of legal fees, salaries, bonuses, professional fees, merchant fees, and other service fees. Total operating expenses for the first nine months of fiscal year 2020 consisted of approximately $1.0 million of general and administrative expenses, which were primarily from legal fees incurred and approximately $916,000 in advertising and promotion expenses. We expect future operating expenses to continue to increase while we generate increased sales growth.

Income Taxes:

During the first nine months of fiscal year 2021, we accrued approximately $292,844 for income taxes, compared to $1.3 million for the first nine months of fiscal year 2020, due to the overall decrease in taxable income between the two fiscal years. Please refer to Note 8, Income Tax, in the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information related to our income taxes.

Net Income (Loss):

As a result of the items noted above, the net loss for the first nine months of fiscal year 2021 was approximately $7.4 million, or $(0.32) basic and diluted loss per share, compared to the net income for first nine months of fiscal year 2020 of approximately $3.7 million, or $0.08 basic and diluted earnings per share. The decrease in net income for the first nine months of fiscal year 2021, as compared to the first nine months of fiscal year 2020, is attributable to the decreased sales, customer credits/discounts used and increased overall operating expenses, as noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three and nine months ended July 31, 2021 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended October 31, 2020.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements and accounting changes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2021. Management will continue to work to improve its disclosure controls and procedures in fiscal 2021 and is committed to the improvement in the effectiveness of its systems in its internal controls during the next 12 months. The Company intends to hire additional staff and to take such other actions as may be necessary to address its material weaknesses.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2021, the Company issued 56,250 shares of Common Stock to eight employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of $352,137 of share-based compensation. Of the shares issued to employees, 28,660 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling $179,412.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.13	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.14	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.16	Patent Contribution Agreement, by and between Kaival Brands Innovations Group, Inc., and Next Generation Labs, LLC dated September 28, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020, and is incorporated herein by reference thereto.

10.17	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 20, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.18	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.19	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.20	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.21	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.22	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.23	Amended and Restated Independent Direct Agreement, dated March 29, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.24	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.25	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 14, 2021	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President and Chief Executive Officer

Date: September 14, 2021	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer

