Form 10-K
period 2021-10-31
Kaival Brands Innovations Group, Inc.
filed 2022-02-16
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

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

(833) 452-4825

Registrant’s telephone number, including area code

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KAVL	The Nasdaq Stock Market, LLC

Securities to be registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

☐ Yes ☒ No

As of April 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $99,686,691 based on the closing price per share (or $15.18), of the registrant’s common stock as reported by The NASDAQ Stock Market LLC.

As of February 11, 2022, there were 30,233,319 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Fiscal 2022 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

TABLE OF CONTENTS

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2021 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic, our ability to obtain the products we distribute from Bidi Vapor, LLC (“Bidi”), the timing and outcome of Bidi’s appeal of the U.S. Food and Drug Administration’s (“FDA”) Premarket Tobacco Product Application (“PMTA”) determinations, the scope of future FDA enforcement of regulations in the electronic nicotine delivery system (“ENDS”), the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements, the impact of black-market goods on our business, the demand for the products we distribute, anticipated product performance, market and industry expectations, significant changes in our relationships with our distributors or sub-distributors, changes in government regulation or laws that affect our business, and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of our current and planned business initiatives. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

PART I

Item 1. Business.

As used in this Report, the terms “we,” “us,” “our,” “the Registrant,” the “Company,” and “Kaival” refer to Kaival Brands Innovations Group, Inc., unless otherwise indicated.

Corporate History

We were incorporated on September 4, 2018 in the State of Delaware. Effective July 12, 2019, we changed our corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was effected through a parent-subsidiary short-form merger of Kaival Brands Innovations Group, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity.

Holding Company Reorganization

On September 4, 2018, USSE Delaware, Inc., a Delaware corporation (“USSE Delaware”) acquired all of our then-outstanding shares of common stock, par value $0.001 per share (our “Common Stock”), resulting in us becoming its wholly-owned subsidiary. On September 19, 2018, our wholly-owned subsidiary, USSE Merger Sub, Inc., a Delaware corporation (“USSE Merger Sub”), merged with and into USSE Delaware, our then parent, effected a reorganization (the “Holding Company Reorganization”) in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”). USSE Delaware was the surviving corporation and our wholly-owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

Upon completion of the Holding Company Reorganization, by virtue of the merger, and without any action on the part of the holder thereof, each share of USSE Delaware’s common stock issued and outstanding immediately prior to the effective time of the Holding Company Reorganization was automatically converted into one validly issued, fully paid, and non-assessable share of our Common Stock. Additionally, each share of USSE Delaware’s preferred stock issued and outstanding immediately prior to the effective time was converted into one validly issued, fully paid, and non-assessable share of our preferred stock, having the same designations, rights, powers, and preferences, and the qualifications, limitation, and restrictions thereof, as the corresponding share of USSE Delaware’s preferred stock. Each share of our Common Stock issued and outstanding and held by USSE Delaware immediately prior to the effective time was canceled.

Change of Controls

On October 19, 2018, we issued 500,000,000 shares of restricted Common Stock and 400,000 shares of Convertible Series B preferred stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), for services rendered to us. GMRZ became our controlling stockholder as a result of such issuances. On February 6, 2019, we entered into a non-binding Share Purchase Agreement (the “Agreement”) by and among GMRZ, Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (“KH”), and us, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted Common Stock, representing approximately 88.06 percent of our then-issued and outstanding shares of Common Stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of us, with KH becoming our largest controlling stockholder. The sole voting members of KH are Nirajkumar Patel and Eric Mosser. The Purchase Price was paid with personal funds of the members of KH.

Share Cancellation and Exchange Agreement

On August 19, 2020, we entered into a Share Cancellation and Exchange Agreement (the “Share Cancellation and Exchange Agreement”) with our controlling stockholder, KH.

Pursuant to the Share Cancellation and Exchange Agreement, KH returned to us 300,000,000 shares of our Common Stock (the “Cancellation Shares”), which Cancellation Shares were canceled and retired by us. Following such cancellation, KH owns 204,000,000 shares of our Common Stock.

On August 19, 2020, we filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorized a total of 3,000,000 shares, par value $0.01 per share, of Series A Preferred Stock (the “Series A Preferred Stock”).

In exchange for the Cancellation Shares, we issued 3,000,000 shares (the “Preferred Shares”) of our newly designated Series A Preferred Stock to KH. The exchange of the Cancellation Shares and the issuance of the Preferred Shares was intended to comply with Section 3(a)(9) of the Securities Act, in that the issuance was exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

Subsidiaries

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (“Kaival Labs”), as our wholly owned subsidiary.

Reverse Stock Split

On July 16, 2021, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of our Common Stock. The Reverse Stock Split was effective as of 12:01 a.m. Eastern Time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, our Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of our Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

Business Information

Description of Business

We are focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, we commenced business operations by entering into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively the “A&R Distribution Agreement”) in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute the ENDS and related components (the “Products”) for sale and resale to both retail level customers and non-retail level customers. We ceased all retail/direct-to-consumer sales in February 2021. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all the branding, logos, and marketing materials to be utilized by us in connection with our marking and promotion of the Products. We do not manufacture any of the Products we resell. Currently, the Products consist primarily of the “BIDI® Stick,” a disposable, tamper-resistant ENDS Product and, once launched, of which there can be no assurances, the “BIDI® Pouch,” which provides a tobacco-derived nicotine formulation, containing natural fibers and a chew-base filler.

The A&R Distribution Agreement extends the previous one-year, annual renewable term to an initial term of ten years, which automatically renews for another five-year term; provided, that we satisfy certain minimum purchase thresholds. The A&R Distribution Agreement also provides us with a right of first refusal in the event Bidi receives an offer that would constitute a “change of control transaction,” as well as a right of first refusal to act as the exclusive distributor of any and all future products of Bidi that arise out of or related to ENDS and components related to ENDS, , or arise out of or related to the tobacco-derived nicotine industry.

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

We process all sales made only to non-retail customers, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all retail/direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking (“PACT”) Act. We provide all customer service and support at our own expense. Bidi sets the minimum prices for all sales made by us. We maintain adequate inventory levels of the Products in order to meet the demands of our non-retail customers, and deliver the Products sold to these customers.

FDA PMTA Determinations – Impact on Business

In September 2021, in connection with the PMTA process, the FDA effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of an MDO, manufacturers are required to stop selling non-tobacco flavored ENDS products. As of September 10, 2021, the FDA announced that it has taken action on over 93% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 flavored ENDS products, while issuing zero marketing authorizations. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick, which Bidi believes the FDA mischaracterized as “flavored.” BIDI believes that because its Arctic BIDI® Stick is menthol, it should not be subject to the MDO. Bidi and the Company believe this position is aligned with the FDA’s public statements and press releases stating that tobacco and menthol ENDS are not deemed flavored products subject to the MDOs.

On September 21, 2021, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic BIDI® Stick in the MDO. We anticipate a decision from the FDA on the internal review in the second or third quarter of 2022, however, we cannot provide any assurances as to the timing or outcome. Further, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review of the MDO, which FDA initiated at Bidi’s request.   The FDA lifted this administrative stay on December 17, 2021.

Separate from the MDO re-review request and the Section 10.75 petition for the Arctic BIDI® Stick, on September 29, 2021, Bidi also filed a petition with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit Court of Appeals”) initiating an appeal of the MDO. Oral arguments in the merits-based case are currently scheduled to occur in May 2022. Until the Eleventh Circuit Court of Appeals makes a final determination in this case, its judicial stay of the MDO issued on February 1, 2022 will remain in place. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs. ,

Historically, substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 18.4% and 12.9%,   respectively, of our total sales of BIDI® Sticks for the twelve months ended October 31, 2021 and October 31, 2020.  Generally, substantially all of the ENDS industry’s revenue is derived from the sales of flavored products.

Our business is ultimately dependent upon the outcomes of the FDA’s decision on Bidi’s Section 10.75 petition regarding the inclusion of the Arctic BIDI® Stick in the MDO and the Eleventh Circuit Court of Appeal’s ruling on Bidi’s challenge of the MDO.

Despite the ongoing uncertainty regarding the ENDS industry, including the FDA’s review and PMTA process generally, and the outcome of Bidi’s pending litigation specifically, Bidi informed us that it is not wavering in its commitment to demonstrating that all its BIDI® Stick products are appropriate for the protection of the public health and demonstrating to the FDA that these products should remain on the market as an alternative for adult cigarette smokers. In this regard, Bidi has appealed the MDO (and already received a court-ordered stay of the denial) and plans on continuing to complete multiple ongoing studies, including a clinical pharmacokinetic, or PK, study, and several actual use and perception and intention studies to support its PMTA. Data for several of these studies has already been submitted to the FDA and indicate that, compared to tobacco-flavored ENDS, the flavored BIDI® Sticks do indeed provide an added benefit for adult cigarette smokers while outweighing any risks to youth posed by flavored ENDS, particularly when considering Bidi’s stringent youth access prevention measures.

Current Product Offerings

Pursuant to the A&R Distribution Agreement, we sell and resell ENDS Products, also referred to as (“e-cigarettes”), to non-retail level customers. Our primary Product we resell is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs. All of our flavor options will continue to be available to the 11 European Markets we have received marketing and distribution approvals. We are wholly dependent on Bidi to supply the BIDI® Sticks to us for distribution.   Accordingly, any supply or other issues that impact Bidi, indirectly impacts us and our ability to operate our business.

In addition to the BIDI® Stick, we anticipated launching distribution of the “BIDI® Pouch,” initially outside of the United States. The initial planned February 2021 roll-out of the BIDI® Pouch was delayed due to COVID-19 based manufacturing and supply chain constraints. Due to these complications, and in effort to prevent future bottlenecks, Bidi decided to move manufacturing in-house. In 2021, Bidi modified the planned formulation of the BIDI® Pouch. The original BIDI® Pouch formulation intended to utilize a tobacco-free (synthetic) nicotine formulation, along with natural fibers and a chew-base filler in six different flavors. However, the BIDI® Pouch product is now being placed on temporary hold domestically due to the likelihood of the FDA enforcement of synthetic nicotine products as drugs, which will require a PMTA determination from the FDA. More specifically, while the BIDI® Pouch, which made with synthetic (tobacco-free) nicotine, would not fall within the meaning of a tobacco product as set forth in the Food, Drug and Cosmetic Act (“FDCA”), the FDA could take the position that such product is a drug. A drug is defined in Section 201(g) of the FDCA, in pertinent part, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in man or other animals” (i.e., the “disease” or “therapeutic benefit” prong) or “articles (other than food) intended to affect the structure or function of the body of man or other animals” (i.e., the “structure/function” prong). Given nicotine’s well-known structure/function effect on the body there is a chance the FDA will take the position that synthetic nicotine products, such as the BIDI® Pouch, are subject to the FDA’s drug authority and can only be marketed with an approved New Drug Application (even if no disease or therapeutic benefit claims are made). Indeed, prior to the enactment of the Tobacco Control Act (the “Tobacco Control Act”), the FDA historically took the position that any product with added nicotine (other than traditional tobacco products) was a drug, even when marketed for recreational use and without specific claims of smoking cessation or other therapeutic benefit. It is, of course, illegal to distribute a drug without the FDA’s approval. Given these concerns, Bidi has decided not to launch the synthetic-nicotine BIDI® Pouch at this time, but will instead seek a PMTA marketing authorization from the FDA for the BIDI® Pouch made with tobacco-derived nicotine.

On July 14, 2021, we announced plans to launch our first Kaival-branded product, a Hemp CBD product. In addition to our Kaival-branded formulation, we anticipate that we will also provide white label, wholesale solutions for other product manufacturers through our subsidiary, Kaival Labs. However, as of the date of this Report, we have not launched any Kaival-branded products, nor have we begun to offer white label, wholesale solutions to other product manufacturers.

Once we launch a Hemp CBD product, of which there can be no assurances, we intend that all CBD products will be produced and distributed strictly in compliance under the 2018 Farm Bill, which defines hemp as the plant Cannabis sativa and any part of the plant with a delta-9 THC concentration of not more than 0.3 percent by dry weight. According to the 2018 Farm Bill, hemp-derived products can be offered for retail sale in the many forms: smoke, pouch, tinctures, topicals, capsules, vape oil and gummies/edibles. We plan to utilize Bidi’s patented BIDI® Stick delivery mechanism in order to provide a similar, premium experience in the initial CBD product line. We expect our industrial-grade hemp CBD formula to provide greater bioavailability than many market peers, resulting in a better consumer experience in less usage.

Recycling Program

In addition to our current product offerings, Bidi launched its recycling program, Bidi Cares, in the spring of 2020 that provides an opportunity for its adult (21 years of age or older) customers to recycle their BIDI® Sticks and be rewarded with a free BIDI® Stick after recycling ten used BIDI® Sticks. Each BIDI® Stick contains UL 8139 Certified batteries, which are high-quality, recyclable batteries that are distinguishable from batteries used in other ENDS Products. Bidi invests in recyclable batteries as a more sustainable solution to reduce electronic waste.

Marketing Strategy

Currently, we market and place our Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement. We process all sales made to non-retail customers.

Our long-term marketing strategy remains based on FDA compliance and our commitment to preventing underage access to our Products. As such, we steer away from social media marketing and, instead, are more focused on ground-level marketing and advertising within authorized retailer locations (i.e. advertisement on retail partners’ back-bar tobacco products area). Part of this ground-level marketing effort focuses on supporting our authorized partner stores and distributors in spreading brand awareness of our Products to their adult (21 years of age and older) consumer base by providing in-store marketing materials. Additionally, we supplement these efforts with informational videos on Bidi’s fight against underage access to vape products and content on what makes the BIDI® Stick unique, among other types of content.

Retail stores also have access to online informative videos about the Bidi story, which can be used to educate and assist in training all of their staff members about the core values of Bidi. From the recycling initiative to the commitment to preventing underage ENDS use, and stand against the illicit market of ENDS products, we believe that together with Bidi, we are taking the necessary steps to ensure that our partners are aligned with our community goals.

Bidi also attends trade shows at established expos throughout the United States, such as the National Association for Convenience Stores (NACS) Show most recently held in July 2021 and the Tobacco Product Expo (TPE) held in January 2022. Further, Bidi has a dedicated marketing team that focuses on these marketing efforts and more.

Distribution Territories

In addition to the United States, the BIDI® Stick has received marketing and distribution approval in 11 European markets, including the United Kingdom. In the United States, marketing and distribution is currently limited by the FDA’s MDO issued to Bidi, which is not legally in force as a result of the judicial stay . In the European markets, Bidi has marketing and distribution approval for all BIDI® Stick flavors (in compliance with the nicotine concentration limitations in those countries). Accordingly, in light of the pending MDO, the uncertainty regarding whether Bidi’s PMTAs will be placed back into scientific review and whether FDA will ever find that the BIDI® Sticks are appropriate for the protection of the public health, Bidi intends to expedite the planned product launches into foreign markets starting with the United Kingdom.   We are also actively exploring potential partnerships with international distribution companies in order to possibly expand Product distribution more rapidly in these international markets.

Resellers

Currently, our potential distribution network reach is approximately 48,000 stores in the United States. Our Products can be found in many Circle K convenience stores and 7 ELEVEN locations throughout the United States through our partnership with Lakshmi Distributor Inc., doing business as C Store Master (“C Store Master”), as well as stores operated by Grocery Supply Warehouse (“GSW”), Smoker Friendly International and Avail Vapor LLC. We also have relationships with wholesalers, such as Hilmes Distributing. Finally, our Products are also accessible to adults 21 years of age and older through the age-gated digital delivery service mobile application, GoPuff, in more than 50 cities across the United States.

We expect that in the second or third quarter of fiscal 2022, we will launch distribution of the Products in Europe, which will further expand our distribution footprint.

Concentrations

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2021, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Executive Officer, in the amount of approximately $61.9 million, as compared to $54.0 million for the year ended October 31, 2020. In fiscal years 2021 and 2020, such inventories accounted for 100% of the total accounts payable.

Concentration of Revenues and Accounts Receivable:

For the year ended October 31, 2021, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick were derived from the following customers: (i) Favs Business, LLC (“Favs Business”) generated approximately 23%, (ii) MMS Distributing, LLC (“MMS Distro”) generated approximately 16%, and (iii) C Store Master generated approximately 14%. For the year ended October 30, 2020, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick were derived from the following customers: (i) Favs Business generated approximately 41% and (ii) MMS Distro generated approximately 6%.

In addition, Favs Business and C Store Master accounted for approximately 50% and 16% of the total accounts receivable from customers, respectively, as of October 31, 2021. Go Brands, Inc. (“Go Brands”) and GPM Investment, LLC (“GPM”) accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

Employees

As of the date of this Report we have nine employees, all of whom are full time, including our officers. In addition to our officers, we have employees who fulfill the roles of sales staff, information technology, web development, warehouse staff and account management. All of our employees are eligible to enroll, or have already enrolled, in our medical plan.

Environment and Government Regulation Related to our Operations

Because we are only a retail and wholesale distributor of the Products, namely the BIDI® Stick, we believe that we are only subject to Federal, state, and international laws pertaining to a distributor, not a manufacturer, of ENDS Products.

Our business is dependent entirely on the resale of the Products provided by Bidi; thus, there is a significant risk that our business could be materially adversely affected if Bidi, as the manufacturer, does not properly abide by any Federal, state, or international laws that regulate ENDS Products. Any lapse in production or availability of the Products from Bidi would hamper our ability to operate as we would be limited in our ability to supply our customers if our inventory ran low, or ceased to exist entirely.

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

FDA and Related Regulations Relating to ENDS Products

Effective August 8, 2016, the FDA’s regulatory authority under The Family Smoking Prevention and Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain “new generation” products (such as electronic cigarettes, vaporizers, and e-liquids) and their components or parts (such as tanks, coils, and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by the FDA (the “Deeming Rule”). The Deeming Rule applies to all products made or derived from tobacco intended for human consumption, but excluding accessories of tobacco products (such as lighters).

The Deeming Rule requires (i) United States manufactured products be registered with the FDA and that products include ingredient listings; (ii) newly deemed products be marketed only after FDA review and authorization, subject to FDA’s compliance enforcement policy; (iii) products only make direct and implied claims of reduced risk if the FDA authorizes after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) sellers of such products refrain from distributing free samples; (v) sellers of such products implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) packaging of and advertisements for products include prescribed health warnings; and (vii) sellers refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. We, along with Bidi, must comply with these regulations. Any lapse in compliance by us, or Bidi, could hamper our ability to operate, which would adversely affect our results of operations.

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

As part of the “Consolidated Appropriations Act, 2021,” signed into law on December 27, 2020, Congress amended the PACT Act to apply to ENDS, which includes the BIDI® Stick. The PACT Act regulates the sale, transfer, or shipment of cigarettes, roll-your-own tobacco, smokeless tobacco, and now ENDS, for both business-to-business transactions as well as online sales. The PACT Act imposes substantial restrictions on sellers and shippers of ENDS products, including, but not limited to: registration with the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”); registration with state Tobacco Tax Administrators, and monthly reporting requirements to state and local Tobacco Tax Administrators. Delivery sellers are subject to substantial additional restrictions, including, but not limited to, compliance with state excise tax collection requirements, licensing requirements, shipping, and packaging requirements. Companies were required to comply with PACT Act requirements beginning on or about March 28, 2021.

We have adopted the following compliance measures:

●	We have retained a team of legal, tax and accounting experts to advise on state and local tax, licensing, and regulatory matters associated with the distribution of the BIDI® Stick;

●	We are appropriately licensed or registered in every state which requires it;

●	We calculate and remit excise taxes where required;

●	We have made a substantial investment in excise tax reporting and compliance software to ensure that all applicable taxes are properly calculated and remitted to the appropriate taxing authorities. The software is now completely integrated with our systems;

●	We have registered with the ATF and the states into which we ship the Products; and

●	We have implemented processes to ensure timely filing of all required reporting.

●	In February 2021, the Company ceased online direct-to-consumer sales through its website.

State and Local Regulations

As a retail seller and/or wholesale distributor of ENDS and related products, we must follow several state and local regulations. Individual U.S. state laws and regulations concerning e-cigarette and related products are also relatively new and developing. Currently, certain state laws on the subject of e-cigarette and related products serve to define and/or tax tobacco products or e-cigarette and related products, restrict access to youth and/or retail sale, require a license to sell such products, ban e-cigarette use in certain public spaces, and require child resistant packaging on products containing e-liquids. As a distributor, we hold all required state licenses and permits, and pay all applicable state e-cigarette and related products excise taxes. We work closely with Bidi to ensure that it is compliant with any manufacturer specific state requirements, such as any warning requirements (e.g., California Proposition 65).

Excise Taxes on Vapor Products

Vapor products are currently subject to excise taxes at the state and local level. Currently, approximately 29 states, plus various localities and jurisdictions, impose a tax on vapor products. We anticipate that state and localities will likely continue to impose new excise taxes on these products and / or increase existing excise taxes for the purpose of funding various legislative initiatives, filling revenue shortfalls, and / or to reduce consumption. In addition, while ENDS products are not currently subject to excise tax at the federal level, legislation to impose excise taxes at the federal level has been introduced in the past and could potentially be adopted in the future. Any future enactment of excise tax increases at the federal, state, or local level could potentially result in lower consumption, a shift in sales to discount brands, illicit trade channels or alternatives as consumers seek lower priced products, any of which could result in a decline of our shipment volume, revenue, and profit. In February 2021, Bidi ceased online direct-to-consumer sales through its website.

International Regulations and Pertinent Information

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced, or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing, and sponsorship;

●	restrictions or bans on advertising, marketing, and sponsorship;

●	the display of larger health warnings, graphic health warnings, and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure, and performance standards for tar, nicotine, carbon monoxide, and other smoke constituents levels;

●	requirements regarding testing, disclosure, and use of tobacco product ingredients;

●	increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;

●	elimination of duty-free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If the United States becomes a signatory to the FCTC and/or national laws are enacted in the United States that reflect the major elements of the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Environmental Laws

We may be subject to federal, state, and local environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance will have any, material adverse effect upon our capital expenditures, financial condition, or competitive position. We believe that we are not subject to any material costs for compliance with any environmental laws.

Competition

Because we solely distribute Bidi’s Products, which comprises all of our business operations, Bidi’s competitors in the ENDS industry are indirect competitors of ours. Many of these competitors in the ENDS industry are better capitalized than we are and have access to greater resources, financial, and otherwise. We believe that our ability, and Bidi’s ability, to effectively compete in the industry and acquire a strong market position is, and will continue to be, in large part due to the growing recognition of the Bidi brand name, the perceived quality of each of our Products, and the ongoing efforts of our sales, marketing, and distribution teams. We, through Bidi, compete against, just to name a few, what we refer to as “big tobacco” companies, including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC, NJOY, Logic Technology. “Big tobacco” has substantially greater resources, and a customer base that has historically demonstrated loyalty to their brands, which can pose a significant hurdle to competitors operating in the same, or similar, industries.

Competition in the ENDS industry is based upon not only brand quality and positioning but also on price, packaging, promotion, and retail availability and visibility. Given the decreasing prevalence and public acceptance of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in other/additional tobacco industries/markets. As such, we consider the “big tobacco” companies to be our primary competitors at this point in time, but it is our belief that we have the capability to compete successfully.

Based on Goldman Sachs’ Equity Research Report through January 29, 2022 on the Nielsen data for total nicotine volumes (the “Goldman Report”), the BIDI® Stick was the largest disposable ENDS Product based on retail sales for the 52-week period ending on January 29, 2022. The BIDI® Stick has increased its absolute-dollar market share of the disposable ENDS market share from 24.2% during the 52-week period ending on January 28, 2021 to 42.4% of retail sales during the 52-week period ending on January 29, 2022. According to the Goldman Report, total dollar sales growth has surged to 2,879% to lead the category for the 12-week period ended January 29, 2022. We believe our growth underscores the unique customer experience the BIDI® Stick provides.

Intellectual Property

Currently, as of the date of this Report, we have no intellectual property rights other than the trademarks KAIVAL BRANDS AND KAIVAL LABS. We rely on certain intellectual property rights, including logos, trademarks, and trade names, of Bidi that were granted to us pursuant to the A&R Distribution Agreement to be used in connection with the marketing, advertisement, and sale of the Products. We also indirectly rely on Bidi’s intellectual property rights related to the Products, such as patents. If a third-party challenged Bidi’s patents, or infringed upon such rights, our business would be materially adversely affected.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements contained in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

 Risks Related to Our Business and Industry

We have a limited operating history, and our historical operating and financial results may not be indicative of future performance, which, along with the relative early stage of the ENDS industry, makes it difficult to predict our future business prospects and financial performance. We have had a limited operating history. Our business and prospects may thus be difficult to evaluate, and our prospects will be dependent on our ability to meet a number of challenges. Further, the ENDS industry is relatively new and is rapidly evolving. Changes in existing laws, regulations and policies and the issuance of new laws, regulations, policies, and any other entry barriers in relation to the ENDS industry may materially and adversely affect our business operations.

The FDA issued Bidi an MDO. If Bidi is ultimately unsuccessful in its appeal of the MDO, or if the FDA chooses to otherwise enforce against Bidi, or if our expectations as to how the purchasing habits of consumers may change to offset the loss of revenue with respect to certain of our Products, we will not be able to market the Products that make up a substantial majority of our revenue . Thus, our revenues and, thereby our financial results and condition, would be materially adversely affected. As of September 23, 2021, the FDA announced that it has taken action on over 93% of PMTAs and issued MDOs for more than 1,167,000 flavored ENDS products, while issuing zero marketing authorizations for flavored ENDS. Bidi was among the many companies that received a MDO for its non-tobacco flavored BIDI® Sticks. While Bidi has appealed this decision on various grounds and recently received a court-ordered stay of the denial, its appeal may not be successful. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs.

Further, the MDO received by Bidi covering flavored ENDS products included its Arctic (menthol) BIDI® Stick, which is not consistent with the FDA’s public statements and press releases stating that tobacco and menthol ENDS are not deemed flavored products subject to the MDOs. Because its Arctic (menthol) BIDI® Stick has a menthol characterizing flavor, Bidi believes that this menthol BIDI® Stick may have been inadvertently included on the MDO. Accordingly, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic BIDI® Stick in the MDO. We anticipate a decision from FDA on the internal review in the second or third quarter of 2022, although we cannot provide any assurances as to the timing or outcome of the litigation.

If Bidi’s still-pending PMTA for the Classic BIDI® Stick is ultimately unsuccessful, or if the FDA’s re-review of its decision to include Arctic BIDI® Stick in the MDO   is unsuccessful, or if the FDA disagrees with Bidi’s position regarding the menthol (Arctic) BIDI® Stick, issues a warning letter, or takes other action against Bidi resulting in us not being able to distribute the menthol (Arctic) BIDI® Stick in the United States, or consumers do not purchase the tobacco (Classic) or menthol (Arctic) BIDI® Sticks, our revenues and, thereby our financial results and condition, would be materially adversely affected. In such an event, our financial results and condition will also be significantly impacted by our ability to continue to sell the Arctic (menthol) BIDI® Stick and the degree to which sales of the Classic (tobacco) and Arctic (menthol) BIDI® Sticks replace sales of flavored products.

Separate from the Section 10.75 petition regarding the inclusion of the Arctic BIDI® Stick on the MDO on September 29, 2021, Bidi also filed a petition with the Eleventh Circuit Court of Appeals initiating an appeal of the MDO. If the Eleventh Circuit Court of Appeals rules against Bidi in its pending litigation on the merits proceeding related to the MDO, we may be unable to sell the Products that make up a substantial majority of our revenue ; thus, our business and financial condition would be materially adversely affected. Oral arguments in the merits-based case are currently scheduled to occur in May 2022. Until the Eleventh Circuit Court of Appeals makes a final determination in this case, its judicial stay of the MDO issued on February 1, 2022 will remain in place. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs.

Historically, substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 18.4% and 12.9%  of our total sales of BIDI® Sticks for the years ended October 31, 2021 and 2020, respectively. Generally, substantially all of the ENDS industry’s revenue is derived from the sales of flavored products.

If Bidi’s still-pending PMTA for the Classic BIDI® Stick is ultimately unsuccessful, or if the FDA denies the Section 10.75 administrative review regarding the Arctic BIDI® Stick’s inclusion in the MDO, or if the Eleventh Circuit Court of Appeals rules against Bidi in its MDO challenge or lifts the current stay of the MDO, or if the FDA otherwise enforces against Bidi, issues a warning letter, or takes other action against Bidi resulting in us not being able to distribute our products or permitted to be sold in the United States, our revenues and, thereby our financial results and condition, would be materially adversely affected.

If Bidi’s planned PMTA for the tobacco-derived nicotine-based formulation of the BIDI® Pouch is not authorized by the FDA, we will not be able to sell the BIDI® Pouch in the United States. We are currently planning to initiate distribution of the BIDI® Pouch initially outside the United States. Bidi is also planning to submit a PMTA for a BIDI® Pouch manufactured using a tobacco-derived nicotine formula. The BIDI® Pouch cannot be distributed in the United States unless the PMTA is authorized. If the PMTA is not authorized, or if authorization is materially delayed, our revenues and, thereby our financial results and condition, would be materially adversely affected

If it is determined or perceived that the usage of ENDS products poses long-term health risks, the use of ENDS products may decline significantly, which may materially and adversely affect our business, financial condition, and results of operations. Negative publicity on the health consequences of ENDS products or other similar devices may also adversely affect the usage of ENDS products. For example, the FDA and the United States Centers for Disease Control and Prevention (“CDC”) issued a joint statement on August 30, 2019, linking a number of cases of respiratory illnesses to ENDS product use. On November 8, 2019, the CDC announced that it had preliminarily linked cases of severe respiratory illness to the presence of Vitamin E acetate, which was found in certain Tetrahydrocannabinol (THC)-containing ENDS cartridges for non-electronic nicotine delivery systems (non-ENDS) products that may have been obtained illegally. However, evidence is not sufficient to rule out the contribution of other chemicals of concern, including chemicals in either THC or non-THC products. In January 2020, after further research, the FDA and CDC recommended against the use of THC-containing ENDS products, especially those from unofficial sources, and that the underage, pregnant women and adults who do not currently use tobacco products should not start using ENDS products. On February 25, 2020, the CDC issued a final update, stating that the number of cases of severe respiratory illnesses had declined to single digits as of February 9, 2020. The CDC also reconfirmed that (i) Vitamin E acetate, which was found in some THC-containing ENDS cartridges for non-ENDS ENDS products that were mostly obtained illegally, was strongly linked to and indicated to be the primary cause of the severe respiratory illnesses, and (ii) THC-containing ENDS products from informal sources were linked to most cases of severe respiratory illnesses. Furthermore, there have been recent claims that users of ENDS products may suffer a greater risk of more serious COVID-19 complications. However, it remains unclear whether the exposure to toxic chemicals through ENDS product usage will increase the risk of COVID-19.

Research regarding the actual causes of these illnesses is still ongoing. If ENDS product usage is determined or perceived to pose long-term health risks or to be linked to illnesses, the usage of ENDS products may significantly decline, which would have a material adverse effect on our business, financial condition, and results of operations. Although we currently do not offer products containing THC, any perceived correlation between THC and Vitamin E acetate may adversely affect the public’s perception of ENDS products in general, regardless of whether such products contain THC and/or Vitamin E.

We rely exclusively on Bidi as the supplier of the Products that we distribute. The loss of this relationship, or any negative impacts on Bidi’s ability to manufacture the Products, would severely harm our business. Pursuant to the A&R Distribution Agreement between us and Bidi, Bidi has engaged us to act as the sole distributor of the ENDS products and related components, including the BIDI® Stick, manufactured by Bidi. Any failure by Bidi to perform its obligation under the A&R Distribution Agreement could have a material adverse effect on our revenue and operating results and operating cash flows; and could impair the strength of our brand.

In addition, because of our dependence on Bidi as the exclusive supplier of Products, any loss of our relationship with Bidi, or any adverse change in the financial health of Bidi that would affect its ability to perform its obligations under the A&R Distribution Agreement, would have a material adverse effect on our revenue, operating results, and ability to run our business.

Further, Bidi is subject to supply shortages and interruptions, long lead times, and act-of-God events such as global pandemics, weather related catastrophes, or conflict, any of which could disrupt the operations of Bidi and have a material adverse impact on our results of operations. We may be unable to identify or contract with new suppliers or producers in the event of a disruption to our supply, and could experience a material adverse effect on our revenue, operating results, and ability to run our business.

The terms of our agreements with affiliated entities including our A&R Distribution Agreement with Bidi may not always be as favorable to us as the terms that may be obtained by arms’ length negotiation. We currently are, and we anticipate that we will continue to be, substantially dependent on our relationships with our affiliated entities, including Bidi. We believe that our current arrangement with Bidi provides our business with stability and transparency. Although we believe that the terms of the A&R Distribution Agreement are as favorable to us as what we could have obtained in an arm’s length transaction, there can be no assurance that this arrangement or any future agreements that we enter into with Bidi or any other affiliated entity will be as favorable to us as we may be able to negotiate with unaffiliated parties.

Our relationship with Bidi is subject to change. We currently have no intellectual property rights (other than the trademarks KAIVAL BRANDS and KAIVAL LABS) and rely on the intellectual property rights, including logos, trademarks, and trade names, of Bidi that were granted to us pursuant to the A&R Distribution Agreement to be used in connection with the marketing, advertisement, and sale of the Products. We also indirectly rely on Bidi’s intellectual property rights related to the Products, such as patents. We have from time to time considered, and discussed with Bidi, potential alterations to this arrangement, including a potential acquisition by us of all or a portion of the intellectual property owned by Bidi and related to the Products. Should we pursue such a transaction, it would be a “related party transaction,” as defined by the listing rules of The Nasdaq Stock Market, LLC (the “Nasdaq”) and, thus, subject to the review of the Audit Committee of our Board. Further, should we undertake such a transaction, then we would become responsible to respond if a third-party challenged Bidi’s patents, or infringed upon such rights, in which case our business could be materially adversely affected.

We may not be successful in maintaining the consumer brand recognition and loyalty of our Products and face intense competition and may fail to compete effectively. We compete in a market that relies on innovation and the ability to react to evolving consumer preferences and, thus, are subject to significant competition in the ENDS market, and larger tobacco industry and compete against companies in such market and industry that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

Consumer perceptions of the overall safety of tobacco and nicotine-based products is likely to continue to shift, and our success depends, in part, on our ability to anticipate these shifting tastes and the rapidity with which the markets in which we compete will evolve in response to these changes on a timely and affordable basis. If we are unable to respond effectively and efficiently to changing consumer preferences, the demand for our Products may decline, which could have a material adverse effect on our business, results of operations, and financial condition.

Regulations may be enacted in the future, particularly in light of increasing restrictions on the form and content of marketing of tobacco products, that would make it more difficult to appeal to our consumers or to leverage existing recognition of the Bidi brand, or other brands that we own or license in the future. Furthermore, even if we are able to continue to distinguish our Products, there can be no assurance that the sales, marketing, and distribution efforts of our competitors will not be successful in persuading consumers of our Products to switch to their products. Many of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our Products or reduction of our ability to effectively brand our Products in a recognizable way will have a material effect on our ability to continue to sell our Products and maintain our market share, which could have a material adverse effect on our business, results of operations, and financial condition.

The competitive environment and our competitive position are also significantly influenced by economic conditions, the state of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher taxes, higher absolute prices, and larger gaps between price categories and product regulation that diminishes the consumer’s ability to differentiate tobacco products. Due to the impact of these factors, as well as higher state and local excise taxes and the market share of deep discount brands, the tobacco industry has become increasingly price competitive. As we seek to adapt to the price competitive environment, our competitors that are better capitalized may be able to sustain price discounts for long periods of time by spreading the loss across their expansive portfolios, with which we are not positioned to compete.

“Big tobacco” has also established its presence in the ENDS market and has begun to make investments in the alternative space. There can be no assurance that our Products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than do we.

Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains. Our distribution efforts rely in part on our ability to leverage relationships with large retailers and national chains to sell and promote our Products, which is dependent upon the strength of the Bidi brand name and, in the future, any brand names that we may own or license, and our salesforce effectiveness. To maintain these relationships, we must continue to supply products that will bring steady business to these retailers and national chains. We may not be able to sustain these relationships or establish other relationships with such entities, which could have a material adverse effect on our ability to execute our branding strategies, our ability to access the end-user markets with our Products, or our ability to maintain our relationships with the manufacturer and sub-distributors of our Products. For example, if we are unable to meet benchmarking provisions in certain of our contracts or if we are unable to maintain and leverage our retail relationships on a scale sufficient to make us an attractive distributor, it would have a material adverse effect on our ability to act as sole distributor for Bidi, and on our business, results of operations and financial condition.

In addition, there are factors beyond our control that may prevent us from leveraging existing relationships, such as industry consolidation. If we are unable to develop and sustain relationships with large retailers and national chains or are unable to leverage those relationships due to factors such as a decline in the role of brick-and-mortar retailers in the North American economy, our capacity to maintain and grow brand and product recognition and increase sales volume will be significantly undermined. In such an event, we may ultimately be forced to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

Competition from illicit sources may have an adverse effect on our overall sales volume, restricting the ability to increase selling prices and damaging brand equity. Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry. Factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch to illegal, cheaper tobacco-related products, and providing greater rewards for smugglers. Illicit trade can have an adverse effect on our overall sales volume, restrict the ability to increase selling prices, damage brand equity, and may lead to commoditization of our Products.

Although we combat counterfeiting of our Products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our Products from retailers in order to be tested by our quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and surveillance of retailers we suspect are selling counterfeit Products through our own secret shopper force, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, we have in the past and will continue to bring suits against retailers and distributors that sell certain counterfeit products. While we have been successful in securing financial recoveries from and helping to obtain criminal convictions of counterfeiters in the past, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products. Even if we are successful, such suits could consume a significant amount of management’s time and could also result in significant expenses to us. Any failure to track and prevent counterfeiting of our Products could have a material adverse effect on our ability to maintain or effectively compete for our Products we distribute under the Bidi brand names, which would have a material adverse effect on our business, results of operations and financial condition.

Our Products are regulated by the FDA, which has broad regulatory powers. Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. Tobacco products, premium cigarette papers, and tubes have long been subject to substantial federal, state, and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize tobacco usage. Since 1986, smokeless products have been subject to federal excise tax. Federally, smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Any increases in tobacco-related taxes may materially adversely affect the demand for the Products.

The market for ENDS products is subject to a great deal of uncertainty and is still evolving. ENDS products, having recently been introduced to market over the past 10 to 15 years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated, and characterized by a number of market participants. Rapid growth in the use of, and interest in, ENDS products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all the business risks associated with a new enterprise in an evolving market.

For example, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny a PMTA for flavored ENDS. To date, at least four states have banned the sale of flavored ENDS (e.g., New York, New Jersey, Rhode Island, and Massachusetts), with several more considering similar bans (e.g., Maryland, California, and Connecticut). As the September 9, 2021 PMTA review deadline has now passed, the FDA has implemented a de facto ban of flavored ENDS by denying over 93% of pending applications, while issuing zero marketing authorizations.

If flavors are ultimately prohibited to be sold by Bidi, because of an adverse ruling in the litigation pending with the Eleventh Circuit Court of Appeals, the FDA’s decision on the Section 10.75 review regarding the inclusion of the Arctic BIDI® Stick in the MDO, or otherwise, the use of ENDS products may decline significantly, which may materially and adversely affect our business, financial condition, and results of operations. Continued evolution, uncertainty, and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition.

Bidi has not obtained premarket authorization from the FDA and its pending PMTAs for the non-tobacco flavored BIDI® Sticks have been issued a MDO. The Eleventh Circuit Court of Appeals granted a judicial stay of the MDO pending the litigation on the merits of the appeal. The court-ordered stay means that the MDO is not legally in force and that all BIDI® Stick flavors (including the Arctic BIDI® Stick) may remain on the market but are subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO.  Only our Classic (tobacco) BIDI® Stick, which was not included in the FDA’s MDO, and is currently marketed pursuant to a policy of FDA enforcement discretion pending scientific review of the PMTA. There could be a material adverse impact on our business development efforts if the FDA determines that our Products are not subject to this compliance policy, or if our Products become subject to increased regulatory compliance burdens imposed by the FDA and other regulatory or legislative bodies. An ENDS product that contains tobacco-derived nicotine, or that falls within the meaning of a component or part of an ENDS product, is a “tobacco product” as defined in the FDCA. Upon effectiveness in August 2016 of the FDA’s Deeming Rule, ENDS products became regulated tobacco products subject to all the FDCA requirements, including premarket review for “new” tobacco products (i.e., products introduced or modified after the February 15, 2007 “grandfather date”). With respect to premarket review, because there are no confirmed grandfathered ENDS that were on the market as of February 15, 2007, all ENDS products require the FDA marketing authorization through the PMTA process. For a product to be authorized through the PMTA pathway, the applicant must demonstrate that the product is appropriate for the protection of public health (“APPH”). This public or population health standard is quite high  , and requires considering the product’s risks and benefits to the population as a whole, including users and nonusers of the tobacco product, and taking into account the increased or decreased likelihood that existing users of tobacco products will stop using such products, and the increased or decreased likelihood that those who do not use tobacco products will start using such products. All ENDS must go through this scientifically rigorous PMTA review process to prove they are APPH before receiving marketing authorization. Moreover, all ENDS that are  on the market today are subject to the FDA’s enforcement “compliance policy.” While the FDA could not modify the statute’s 2007 grandfather date, in the Deeming Rule, the agency established an enforcement “compliance policy” permitting non-grandfathered deemed products (including ENDS) that were on the market as of the effective date of the Deeming Rule (August 8, 2016) to remain on the market for a certain amount of time until premarket applications became due. This PMTA deadline for currently marketed deemed products has shifted over the years from August 2018 to August 2022 to finally, after a court order, September 9, 2020. To be  marketed today, ENDS must have been on the U.S. market on August 8, 2016 and subject to a PMTA submitted to the FDA on or before September 9, 2020. If they meet these criteria, then pursuant to the 2020 district court order and the FDA’s current enforcement policy, they may remain on the market during the FDA’s PMTA review for up to one year, or until September 9, 2021. The FDA has further indicated that the court order continues to permit the agency to determine at its discretion (i.e., on a case-by-case basis) whether to allow an ENDS product subject to a timely-submitted PMTA to remain on the market after the one-year compliance period ends on September 9, 2021. Any ENDS product marketed without authorization after that date would be subject to enforcement by the FDA. If a new tobacco product is commercialized without having the requisite marketing authorization in effect, the FDA may deem the product adulterated and/or misbranded. Introduction into interstate commerce of any such violative product is prohibited and may lead to a seizure, injunction, or other enforcement action.

If Bidi’s still-pending PMTA for the Classic BIDI® Stick is ultimately unsuccessful, or if the FDA denies the Section 10.75 administrative review regarding the Arctic BIDI® Stick’s inclusion in the MDO, or if the Eleventh Circuit Court of Appeals rules against Bidi in its MDO challenge or lifts the current stay of the MDO, or if the FDA otherwise enforces against Bidi, or takes other action against Bidi resulting in us not being able to distribute our products or permitted to be sold in the United States, our revenues and, thereby our financial results and condition, would be materially adversely affected.

For more information, see Item 1. Business, Business Information, FDA PMTA Determinations – Impact on Business.

Some of our Product offerings through Bidi are subject to developing and unpredictable regulation. Our Products are sold through our distribution network and may be subject to uncertain and evolving federal, state, and local regulations, including hemp, non-THC cannabidiol (CBD) and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. We anticipate that all levels of government, which have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. These regulations include or could include restrictions including prohibitions on certain form factors, such as smokable hemp products, or age restrictions. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

Significant increases in state and local regulation of our Products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. The PACT Act, which went into effect in June 2010, amended the Jenkins Act and initially only applied to the sales of cigarettes, roll-your-own tobacco, and smokeless tobacco. Specifically, the PACT Act regulates the sale, transfer, or shipment of these products for both business-to-business transactions as well as “delivery sales,” which are defined as any sale of cigarettes, roll-your-own tobacco, or smokeless tobacco where the consumer orders the product remotely, and prohibits such deliveries through the U.S. Postal Service (“USPS”), except in certain circumstances (e.g., business-to-business deliveries).

Under the enactment of the Preventing Online Sales of E-Cigarettes to Children Act (part of the larger 2021 Consolidated Appropriations Act), effective March 27, 2021, the definition of “cigarettes” in the PACT Act was amended to include ENDS, which is defined as “any electronic device that, through an aerosolized solution, delivers nicotine, flavor, or any other substance to the user inhaling from the device,” including “an e-cigarette; an e-hookah; an e-cigar; a vape pen; an advanced refillable personal vaporizer; an electronic pipe; and any component, liquid, part, or accessory of a device described above, without regard to whether the component, liquid, part, or accessory is sold separately from the device.” As such, delivery sales of the BIDI® Stick are subject to the PACT Act.

The PACT Act requires all sellers to register with the ATF, as well as the tobacco tax administrators of the states into which a shipment is made or in which an advertisement or offer is disseminated. Delivery sellers who ship cigarettes (including ENDS) or smokeless tobacco to consumers are further required to label packages as containing tobacco, verify the age, and identity of the customer at purchase, use a delivery method (other than through the USPS) that checks ID and obtains adult customer signature at delivery, and maintain records of delivery sales for a period of four years after the date of sale, among other things. Delivery sellers are also required to file a monthly report with the state tobacco tax administrator and any other local or tribal entity that taxes the sale of the products. Such reports must include the name and address of the persons delivering and receiving the shipment and the brand and quantity of the “cigarettes” that were shipped. These requirements apply to all sales, including sales to consumers and sales between businesses.

In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. To date, at least four states have banned the sale of flavored ENDS (e.g., New York, New Jersey, Rhode Island, and Massachusetts), with several more considering similar bans (e.g., Maryland, California, and Connecticut).

Our supply to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income. Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. Discretionary consumer purchases, such as the BIDI® Stick, may decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher.

We may be subject to increasing international control and regulation. The FCTC is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;

●	elimination of duty-free allowances for travelers; and

●	encouraging litigation against tobacco companies.

Our business may be damaged by events outside of our suppliers’ control, such as the impact of epidemics (e.g., COVID-19), political upheavals, or natural disasters. COVID-19 could adversely impact our business, including several key activities that are critical to our success. The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have continued to be subject to intermittent closures and countries around the world have continued to sporadically limit travel. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate impact of the disease on specific geographies, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause partners, suppliers, and potential customers to closely monitor their costs and reduce their spending budget. Either of the foregoing could materially adversely affect our research and development activities, clinical trials, supply chain, financial condition and cash flows.

If the COVID-19 outbreak continues to spread, we may need to limit operations or implement other limitations on our activities. There is a risk that other countries or regions may be less effective at containing COVID-19, in which case the risks described herein could be elevated significantly.

Reliance on information technology means a significant disruption could affect our communications and operations. We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers, and information technology is becoming a significantly important tool for our sales staff. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our network. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers. Federal and state laws require us to safeguard our wholesalers’, retailers’, and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We cannot guarantee that a future breach would not result in material liability or otherwise harm our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers, or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. We rely on third-party technology to safeguard the security of sensitive information in our possession. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability could harm our reputation and, therefore, our business and financial condition. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. Any insurance coverage that we obtain to cover such risks may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may fail to manage our growth. We have grown significantly in a short amount of time and intend to continue to grow in the future. However, any future growth will place additional demands on our resources, and we cannot be sure we will be able to manage our growth effectively. If we are unable to manage our growth while expanding the distribution of our Products and increasing profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

We are subject to fluctuations in our results that make it difficult to track trends and develop strategies in the short-term. In response to competitor actions and pricing pressures, we have engaged in significant use of promotional and sales incentives. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position as well as to confirm compliance with our adult-focused marketing policies. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated, and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of our marketing and promotional initiatives, we have and may continue to experience significant variability in our results, which could affect our ability to formulate strategies that allow us to maintain our market presence across volatile periods. If our fluctuations obscure our ability to track important trends in our key markets, it may have a material adverse effect on our business, results of operations and financial condition.

Adverse U.S. and global economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows. Our business and operations are sensitive to global economic conditions. These conditions include interest rates, energy costs, inflation, recession, fluctuations in debt and equity capital markets, and the general condition of the United States and world economies, including as a result of the effect of the COVID-19 pandemic. A material decline in the economic conditions affecting consumers, which cause a reduction in disposable income for the average consumer, may change consumption patterns, and may result in a reduction in spending on our Product offerings or a switch to cheaper products or products obtained through illicit channels. As such, demand for our Products may be particularly sensitive to economic conditions such as inflation, recession, high energy costs, unemployment, changes in interest rates and money supply, changes in the political environment, the ultimate effect on the economy of the COVID-19 pandemic and other factors beyond our control, any combination of which could result in a material adverse effect on our business, results of operations, and financial condition.

The departure of key management personnel and the failure to attract and retain talent could adversely affect our operations. Our success depends upon the continued contributions of our senior management, especially our Chief Executive Officer, Nirajkumar Patel, and our Chief Operating Officer, Eric Mosser. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers join a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations

Our insurance may be insufficient to cover losses that may occur as a result of our operations. We currently maintain directors’ and officers’ liability insurance and property and general liability insurance. This insurance or other insurance we may elect to obtain may not be or remain available to us or be obtainable by us at commercially reasonable rates, and the amount of our coverage may not be adequate to cover any liability we incur. Future increases in insurance costs, coupled with the increase in deductibles, will result in higher operating costs and increased risk. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

Risks Related to our Securities

Our Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), and our Bylaws (our “Bylaws”), as well as the DGCL and certain regulations, could discourage or prohibit acquisition bids or merger proposals, which may adversely affect the market price of our Common Stock. Provisions of our Certificate of Incorporation and Bylaws and the DGCL may discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our Common Stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.

In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, which generally refers to a person which together with its affiliates owns, or within the last three years has owned, 15 percent or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their Common Stock in an acquisition.

Future offerings of debt or equity securities may rank senior to our Common Stock. If we decide to issue debt or equity securities in the future ranking senior to our Common Stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges, including with respect to dividends, more favorable than those of our Common Stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings or financings, any of which could reduce the market price of our Common Stock and dilute its value.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, if any, or Products. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our Products or grant licenses on terms that are not favorable to us.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Common Stock. Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Common Stock.

The market prices for our Common Stock are volatile and will fluctuate. The market price for shares of our Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly financial results; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (iv) addition or departure of our executive officers or members of our Board and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding shares of Common Stock; (vi) sales or perceived sales of additional shares of our Common Stock; (vii) liquidity of our Common Stock; (viii) significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and (ix) news reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our shares of our Common Stock may decline even if our operating results, underlying asset values or prospects have not changed.

In fiscal 2021, our Common Stock became listed on the Nasdaq Capital Market (“Nasdaq”) and there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq in the future. We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Common Stock on Nasdaq in the future. Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity, and other financial metric criteria, as well as certain corporate governance requirements, in order for our Common Stock to continue trading on Nasdaq. If we fail to comply with the continued listing standards, our Common Stock could be delisted. A failure to maintain listing on Nasdaq could have a material adverse effect on the liquidity and price of the Common Stock.

On January 26, 2022, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s common stock (the “Common Stock”) was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of the Company’s Common Stock on Nasdaq at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of notification, or until July 25, 2022, to regain compliance with the minimum bid price requirement. During this period, the Company’s Common Stock will continue to trade on Nasdaq. If at any time before July 25, 2022, the bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company has achieved compliance with this minimum bid price requirement. In the event the Company does not regain compliance by July 25, 2022, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company.

Future sales of shares of our Common Stock by officers and directors may negatively impact the market price for our Common Stock. Subject to compliance with applicable securities laws, our directors and officers and their affiliates may sell some or all of their shares of our Common Stock in the future. No prediction can be made as to the effect, if any, such future sales of shares of our Common Stock may have on the market price of the shares of our Common Stock prevailing from time to time. However, the future sale of a substantial number of shares of our Common Stock by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our shares of our Common Stock.

Concentration of ownership among our officers, directors, and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price. Based on the number of shares outstanding as of February 11, 2022, our officers, directors, and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 72.3% percent of our outstanding Common Stock, including shares of our Common Stock subject to stock options that are currently exercisable or are exercisable and restricted stock units (“RSUs”) that vest within 60 days after February 11, 2022. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations, or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of our Common Stock. The concentration of ownership also may contribute to the low trading volume and volatility of our Common Stock.

Our Common Stock may become the target of a “short squeeze.” In 2021, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

If securities or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline. The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our Common Stock, or if our results of operations do not meet their expectations, our stock price could decline.

We do not currently pay dividends on our shares of our Common Stock and have no intention to pay dividends on shares of our Common Stock for the foreseeable future. No dividends on shares of our Common Stock have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition, and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained and certain conditions are met. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our Board determines to pay dividends, our stockholders will be required to look at appreciation of our Common Stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors and could make it more difficult for us to raise capital as and when we need it. We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage, and intend to continue to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Investors may find our Common Stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our Common Stock or volatility in our share price. In addition, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

We have previously identified material weaknesses in our system of internal control over financial reporting and, if we cannot remediate these material weaknesses, we may not be able to accurately report our financial condition, results of operations, or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our management has previously identified, and we have disclosed, material weaknesses in our internal control over financial reporting. Specifically, our management has found that our internal control over financial reporting was ineffective as of October 31, 2021 based on a determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we have undertaken, and intend to continue to undertake, remediation measures to address such material weaknesses, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

Our compliance with Section 404 of Sarbanes-Oxley will require that we incur substantial accounting expenses and expend significant management efforts. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial process and reporting in the future as we continue to grow. If we are unable to establish appropriate internal financial reporting controls and procedures, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its audits of internal control over financial reporting, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal controls identified above.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives. As a public company, we have incurred and are continuing to incur significant legal, accounting, and other expenses and these expenses may increase even more after we are no longer an “emerging growth company” and “smaller reporting company.” We are subject to the reporting requirements of the Exchange Act and the rules adopted, and to be adopted, by the SEC. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs can result in our reporting a net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient directors’ and officers’ liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, or as executive officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On August 1, 2020, we began leasing office space consisting of 1,595 square feet as our main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). Nirajkumar Patel, our Chief Executive Officer, is also an officer of Just Pick. We believe our office space is sufficient to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 20, 2021, our Common Stock began trading on the Nasdaq Capital Market under the trading symbol “KAVL.”

Holders

As of February 11, 2022, we had 30,233,319 shares of common stock issued and outstanding and 3,000,000 shares of Series A Preferred Stock issued and outstanding. As of February 11, 2022, we had approximately 4,800 stockholders of record.

Dividends

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

Common Stock Issued

During the fiscal year ended October 31, 2021, 53,785 shares of our Common Stock were issued to QuikfillRx, LLC, a Florida limited liability company (“QuikfillRx”) as compensation for marketing and promotion services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2021, 12,500 shares of our Common Stock were issued to Uptick Capital Partners as compensation for consulting services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2021, 308,333 shares of our Common Stock were issued to Inflection Partners, LLC as compensation for consulting and investor relations services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2021, 30,000 shares of our Common Stock were issued to Advisory Group Equity Services, LTD as compensation for consulting services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2021, 221,666 shares of our Common Stock were issued to   employees and one former employee as employee bonus compensation. We withheld 92,871 shares to satisfy tax obligations due upon such issuances. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2021 included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Potential Impact of COVID-19

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of COVID-19, a new coronavirus originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational and, to date, we have not seen any significant direct negative impact of COVID-19 to our business. No impairments have been recorded and no triggering events or changes in circumstances have occurred. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial condition, or liquidity for fiscal year 2022 and, possibly, beyond.

Despite not being directly impacted by COVID-19, we were indirectly impacted by supply chain issues and regulatory oversight as a result of Bidi’s direct impact. First, COVID-19 impacted Bidi’s ability to quality test and develop its new product, the BIDI® Pouch, in line with its targeted release date, which negatively impacted our ability to begin distribution of the BIDI® Pouch. Throughout the year and during the PMTA process, the FDA reiterated their enhanced scrutiny over ENDS products and raised the bar. We have not only invested significant financial resources into developing state of the art procedures, policies and technology around compliance but have also refused to relax our own internal standards when we observed some distributors and retailers relaxing their standards. We believe that retailers and distributors relaxed their standards for two reasons: (i) due to COVID-19, government enforcement of regulations were very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate revenue. The relaxation of standards by certain retailers significantly impacted our revenues.

Impact of the FDA PMTA Decision

During fiscal 2021, we were impacted by the FDA’s PMTA process. In September 2021, in connection with the PMTA process, the FDA effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of an MDO, manufacturers are required to stop selling non-tobacco flavored ENDS products. As of September 10, 2021, the FDA announced that it has taken action on over 93% of applications and issued MDOs for more than 1,167,000 flavored ENDS products, while issuing zero marketing authorizations.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick, which Bidi believes the FDA mischaracterized as “flavored.” BIDI believes that because its Arctic BIDI® Stick is menthol, it should not be subject to the MDO. Bidi and the Company believe this position is aligned with the FDA’s public statements and press releases stating that tobacco and menthol ENDS are not deemed flavored products subject to the MDOs.

As a result, beginning in September 2021, Bidi pursued three avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. We anticipate a decision from the FDA on the internal review in the second or third quarter of 2022, although we cannot provide any assurances as to the timing or outcome.

Separately, on September 29, 2021, Bidi petitioned the Eleventh Circuit Court of Appeals to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of the company’s comprehensive applications, as required by the Tobacco Control Act, to determine whether the BIDI® Sticks are “appropriate for the protection of the public health” (APPH). Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products. On February 1, 2022, the Eleventh Circuit Court of Appeals granted Bidi’s motion to stay (put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits-based proceeding are currently scheduled for May 2022.

Finally, on October 14, 2021, Bidi requested FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the Eleventh Circuit Court of Appeals, which was granted on February 1, 2022.

In the event that the Eleventh Circuit Court of Appeals issues a ruling adverse to Bidi, or if FDA otherwise chooses to enforce against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in our being unable to distribute such products, our business and financial condition would be materially adversely affected. We cannot provide any assurances as to the timing or outcome of the merits-based case.

Historically, substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 18.4% and 12.9%  of our total sales of BIDI® Sticks for the fiscal years ended October 31, 2021 and 2020, respectively. Generally, substantially all of the ENDS industry’s revenue is derived from the sales of flavored products.

For additional information, please refer to the section entitled “Item. 1 – Business” in this Report.

Future Strategic Opportunities

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

These international market approvals Bidi has previously secured are for the full formulation lineup, including all flavors. Because the FDA’s PMTA restrictions and guidelines do not pertain to international markets, Bidi intends to continue manufacturing its full product lineup, for distribution by us in these international markets. Accordingly, in light of the pending MDO appeal and uncertainty regarding FDA’s review of the PMTA, as well as the ongoing threat of FDA enforcement, Bidi intends to expedite the planned product launches into foreign markets starting with the United Kingdom. The Company is also actively exploring potential partnerships with international distribution companies in order to possibly expand Product distribution more rapidly in these international markets.

Reverse Stock Split

We effected the 1-for-12 Reverse Stock Split of our Common Stock on July 20, 2021. As a result of the Reverse Stock Split, every twelve (12) shares of our pre-Reverse Stock Split Common Stock were combined and reclassed into one share of our Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the Reverse Stock Split.

Going Concern

A recent court ruling on behalf of Bidi in the Eleventh Circuit Court of Appeals, granted a judicial stay of the MDO previously issued by the FDA to Bidi in September 2021. The ruling, which was issued on February 1, 2022, means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs.

Oral arguments in the merits case are currently scheduled in May 2022.

If the Eleventh Circuit Court of Appeals agrees with Bidi in the merits case, we anticipate that the FDA will be compelled to place the flavored ENDS back into the PMTA scientific review process. If this is the outcome of the merits case, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA for flavored ENDS and the FDA issues its decision on each.

If the Eleventh Circuit Court of appeals disagrees with Bidi on the merits case, or if the FDA re-issues the MDO after completing its scientific review process for each of Bidi’s PMTAs for its flavored ENDS, or if The DA otherwise chooses to enforce against Bidi, we will be forced to cease sales on the flavored BIDI® Sticks in the United States market, leaving only the Tobacco (Classic) and Menthol (Arctic) BIDI® Sticks products for sale in the United States (which, with respect to the Menthol (Arctic) BIDI® Stick, depends on the outcome of the specific PMTA filings and the administrative review request for the classification of “Arctic” as a standard menthol ENDS).   If this is the outcome of the merits case, this combined with a negative cash flow from operations would raise substantial doubt on our ability to continue as a going concern.

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

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of February 14, 2022. However, we are awaiting the outcome of Bidi’s merit-based case pending in the Eleventh Circuit Court of Appeals with respect to the MDO issued by the FDA in September 2021. If the Eleventh Circuit Court of Appeals rules against Bidi, our business and financial condition will be materially adversely affected, including our ability to generate revenues and our liquidity. Other than the ongoing MDO matters, we have no known current demands or commitments and are not aware of any events or uncertainties as of October 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current requirements for cash and resulting improved liquidity.

On October 31, 2021, we had working capital of approximately $16.3 million and total cash of approximately $7.8 million.

We intend to generally rely on cash from operations and equity and debt offerings, to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of COVID-19; however, we are unable to presently estimate any potential future impacts from COVID-19 and an extended impact could have a material and adverse effect on our sales, earnings, and liquidity. We have also been impacted by Bidi’s receipt of a MDO from the FDA. For additional information regarding the impact to our revenues during the last two quarters of fiscal 2021, please see the section entitled “Revenues” below. At this time, we do not foresee the need for further strategic financing for the next twelve months, given the financing we completed in September 2021, as indicated below, and our continual sales efforts and results.

In September 2021, we completed a firm commitment underwritten offering, which offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-258339) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 10, 2021. We sold 4,700,000 million shares of our Common Stock and warrants to purchase an additional 3,525,000 shares of our Common Stock. We sold each share of our Common Stock and warrants to purchase 0.75 shares of our Common Stock at a combined public offering price of $1.70. We also granted the underwriter the option to purchase an additional 705,000 shares of our Common Stock and warrants to purchase an additional 528,750 shares of our Common Stock. We received net proceeds from the offering of approximately $8.3 million. We have also received approximately $1.7 million  from the exercise of the warrants. We used the proceeds for general corporate purposes.

Cash Flows:

Cash flow used in operations was approximately ($9.3) million for fiscal year 2021, compared to cash flow provided by operations of approximately $7.6 million for fiscal year 2020. The decrease in cash flow from operations for the fiscal year 2021 was primarily due to the decrease in net income, year-over-year. We anticipate that our cash flows provided by operations in fiscal year 2022 will improve based on the minimum purchase obligations set forth in the Sub-Distribution Agreements, partially offset by increases in costs as we ramp up our sales and marketing efforts.  Additionally, we conducted a public financing in September 2021 to raise capital for short term sales opportunities with major sub-distributors, expand our sales territories, and invest cash in enlarging our corporate infrastructure to adequately support the intended growth.

Cash flow provided from financing activities was approximately $9.7 million for fiscal year 2021, compared to cash flow used in financing activities of approximately ($180,000) for fiscal year 2020. The increase in cash flow from financing activities for the fiscal year 2021 was primarily due to the $8.3 million in net proceeds from the firm commitment underwritten offering in September 2021, which consisted of shares of Common Stock and warrants to purchase shares of Common Stock, and the approximately $1.7 million in cash received from the exercise of warrants, offset by approximately $254,000, which was the cash amount that was paid in connection with the withholding of 92,871 shares to satisfy tax obligations due upon such issuances to certain employees.

Results of Operations

Year ended October 31, 2021, compared to year ended October 31, 2020

Revenues:

Revenues for fiscal year 2021 were approximately $58.7 million , compared to approximately $64.3 million in the prior fiscal year. Revenues decreased in fiscal year 2021, primarily in the last two fiscal quarters, generally due to (i) increased competition, which we believe was the result of the lack of enforcement by federal and state authorities against sub-par and low-priced vaping products that continued to enter the market illegally without FDA authorization and (ii) Bidi’s receipt of the MDO  , which limited our ability towards the end of fiscal year 2021 to sell flavored BIDI® Sticks in the United States. A recent court ruling in favor of Bidi granted a judicial stay on the MDO previously issued by the FDA banning the marketing and sale of flavored BIDI® Sticks, amongst banning these flavored sticks with other industry competitors. As a result of the judicial stay of Bidi’s MDO, we expect an upturn in sales of all of the BIDI® Sticks  , which sales remain subject to FDA’s enforcement discretion, anticipated to begin in the second quarter of fiscal year 2022 (and assuming that Bidi is successful in its currently pending merits-based case). We also anticipate that if the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue and Gross Profit:

Gross profit in fiscal year 2021 was approximately $11.9 million, compared to approximately $10.0 million for fiscal year 2020. Total cost of revenue was approximately $46.8 million for fiscal year 2021, compared to approximately $54.3 million for fiscal year 2020. The decrease in gross profit volume is primarily driven by the downturn in sales of the Products, beginning in the third quarter and continuing through the end of fiscal year 2021, primarily the result of the negative impact the PMTA and the impact the regulatory landscape had on our business. Additionally, the cost of the discounts, coupons and promotions programs, that we implemented in the third quarter of fiscal year 2021 to assist in growing and retaining the customer base and store shelf space, contributed a lower gross profit margin per unit of Products sales for that period of time, as these discounts, coupons and promotions decreased our revenues.

Operating Expenses:

Total operating expenses were approximately $22.4 million for fiscal year 2021, compared to approximately $4.7 million for fiscal year 2020. For the fiscal year 2021, operating expenses consisted of advertising and promotional expenses of approximately $3.2 million, which included commissions paid to QuikfillRx pursuant to the Service Agreement dated March 31, 2020, as amended on June 2, 2020 (the “Amended Service Agreement”), and general and administrative expenses of approximately $19.2 million. General and administrative expenses in the fiscal year 2021 consisted primarily of legal fees, salaries, professional fees, merchant fees, and other service fees, and were necessary for our Reverse Stock Split process, the process for the uplisting to Nasdaq, and to a lesser degree some of the indirect costs incurred relating to our Common Stock and warrants offering in September 2021. Additionally, we incurred legal and other costs related to the FDA’s PMTA/MDO process for limiting the sales of flavored BIDI sticks. In fiscal 2020, we paid commissions to QuikfillRx in the amount of approximately $2.3 million and our general and administrative expenses were approximately $2.4 million. Total General and administrative expenses in the fiscal year 2020 consisted primarily of legal fees, salaries, professional fees, merchant fees, and other service fees. We expect future operating expenses to continue to increase while we generate increased sales growth and invest in the Company infrastructure to support the planned business growth.

Income Taxes:

We have Federal net operating loss (“NOL”) carryforwards of approximately $4.0 million and state NOL carryforwards of approximately $1.8 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. Our federal and state tax returns for the 2018 and 2019 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management determined that a valuation allowance of approximately $1.3 million for the year ended on October 31, 2021 was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

During the year ended October 31, 2020, we generated taxable income of approximately $6.0 million. During the year ended October 31, 2020, the Company paid approximately $183,000 in income taxes and reported an income tax accrual of approximately $1.3 million.

Please refer to Note 8, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Income (Loss):

Net loss for fiscal year 2021 was approximately ($9.0) million, or $(0.38) basic and diluted net loss per share, compared to net income of approximately $3.8 million, or $0.9 basic and diluted net income per share, for fiscal year 2020. The increase in net loss for the fiscal year 2021, as compared to net income in fiscal year 2020, is attributable to the factors noted above with respect to the decline of revenues from Product sales and increase in marketing and sales expenses to grow our revenue, as well as other expenses for our growth, the Reverse Stock Split and a capital raise for funds to invest in our continued structural growth.

Weighted-average common stock shares outstanding were 24,000,246 at October 31, 2021 as compared to 43,017,745 at October 31, 2020. The decrease in the weighted-average shares in fiscal year 2021 was primarily attributable to the shares issued in connection with the public underwritten offering, shares issued upon the exercise of outstanding warrants, and equity compensation granted to third-party service providers in exchange for providing services to us.

Accrued Expenses:

During fiscal year 2021, we accrued approximately $3,800 for a quarterly bonus and approximately $180,000 for a monthly retainer plus approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the three months ended October 31, 2021. During fiscal year 2020, we accrued approximately $80,000 for a quarterly bonus and $132,000 for a monthly retainer plus approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the three months ended October 31, 2020.

Because certain revenues benchmarks were not achieved during the three months ended October, 31, 2021, we did not accrue any bonuses payable to our executive officers during the three months ended October 31, 2021. During fiscal year 2020, we accrued approximately $165,000 for bonuses payable to our executive officers based on the revenues benchmark achieved during the three months ended October 31, 2020.

Excise taxes totaling approximately $2,200 were accrued based on taxable sales during the fourth quarter of fiscal year 2021, compared to excise taxes of approximately $502,000 that were accrued in fiscal year 2020 based on taxable sales during the fourth quarter of fiscal year 2020.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the fiscal year 2021, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Executive Officer, in the amount of approximately $61.9 million, as compared to approximately $54.0 million for fiscal year 2020. In fiscal year 2021, such inventories accounted for 100% of the total accounts payable, compared to 100% of the total accounts payable for fiscal year 2020.

Concentration of Revenues and Accounts Receivable:

For the fiscal year 2020, (i) approximately 23% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business in the amount of approximately $13.9  million, (ii) approximately 16% of the revenue from the sale of the Products was generated from MMS Distro in the amount of approximately $9.6 million, and (iii) approximately 14 % of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from C Store Master, in the amount of approximately $8.2 million. In fiscal 2020, approximately 41% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business in the amount of approximately $26.4 million and approximately 6% of the revenue from the sale of the Products was generated from MMS Distro in the amount of approximately $3.9 million.

Favs Business with an outstanding balance of approximately $1.0 million and C Store Master, with an outstanding balance of approximately $322,000, accounted for approximately 50% and 16% of the total accounts receivable from customers, respectively, as of October 31, 2021. Go Brands, with an outstanding balance of approximately $319,000, and GPM, with an outstanding balance of approximately $551,200, accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

Cash and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2021 or October 31, 2020. Cash and restricted cash at October 31, 2021 and October 31, 2020 were $7.8 million and $7.4 million, respectively.

Restricted consists of cash held short-term in escrow as required. As of October 31, 2021, and October 31, 2020, we had $65,007 and $0 in restricted cash, respectively, for amounts held in escrow.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions associated with our revenue recognition have the greatest potential impact on our financial statements. Therefore, we consider this to be our only critical accounting policy and we do not consider any of our estimates to be critical accounting estimates.

However, we consider Revenue Recognition the most critical accounting policy for the Company that could create a material misevaluation of Product Revenue if not adhered to and implemented successfully. We adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that we generated revenues. Under ASC 606, we recognize revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that we expect to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

Background and Revenue Recognition Policy:

Products Revenue

We generate product revenue from the sale of the Products (as defined above) to non-retail customers. We recognize revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. We determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. Our shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The advance payment is not considered a significant financing component because the period between when we transfer a promised good to a customer and when the customer pays for that good is short. We offer credit sales arrangements to non-retail (or wholesale) customers and monitor the collectability of each credit sale routinely.

25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

26

Item 8. Financial Statements and Supplementary Data.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaival Innovations Group, Inc. (collectively, the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative operating cash flows. Additionally, the Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company’s exclusive supplier was required to apply for FDA approval to continue selling and marketing its products in the United States. There can be no assurance the FDA will approve the applications. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

February 15, 2022

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

	October 31, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$7,760,228	$7,421,701
Restricted cash	65,007
Accounts receivable	1,985,186	1,401,562
Accounts receivable – related parties	—	15,360
Inventory deposit – related party	2,925,000	—
Inventories	15,326,370	6,383
Prepaid expenses	319,531	—
Income tax receivable	1,753,594	—

Total current assets	30,134,916	8,845,006

Right of use asset- operating lease	55,604	70,133

TOTAL ASSETS	$30,190,520	$8,915,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$242,829	$—
Accounts payable- related party	12,667,769	1,409,561
Accrued expenses	579,604	1,062,105
Income tax accrual	—	1,331,856
Deferred revenue	—	623,096
Operating lease obligation, short term	13,020	11,709
Customer refund due	316,800	—
Total current liabilities	13,820,022	4,438,327

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	46,185	59,204

TOTAL LIABILITIES	$13,866,207	$4,497,531

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized , 3,000,000 shares issued and outstanding as of October 31, 2021 and October 31, 2020, respectively)	3,000	3,000

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 30,195,312 and 23,106,886 issued and outstanding as of October 31, 2021 and October 31, 2020, respectively)	30,195	23,107

Additional paid-in capital	21,551,959	618,904

Retained earnings (accumulated deficit)	(5,260,841)	3,772,597
Total Stockholders’ Equity	16,324,313	4,417,608
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$30,190,520	$8,915,139

 The accompanying notes are an integral part of these audited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Year Ended October 31,
	2021	2020
Revenues
Revenues, net	$59,378,208	$64,742,721
Revenues - related parties	154,560	233,955
Excise tax on products	(756,338)	(662,297)
Total revenues, net	58,776,430	64,314,379

Cost of revenue
Cost of revenue - related party	46,528,501	53,981,351
Cost of revenue – other	314,049	273,885
Total cost of revenue	46,842,550	54,255,236

Gross profit	11,933,880	10,059,143

Operating expenses
Advertising and promotions	3,195,883	2,343,617
General & Administrative expenses	19,207,028	2,355,971
Total operating expenses	22,402,911	4,699,588

Other income
Interest income	395	1,048
Total other income	395	1,048

Income (loss) before income taxes provision	(10,468,636)	5,360,603

Provision (benefit) for income taxes	(1,435,198)	1,514,781

Net income (loss)	$(9,033,438)	$3,845,822

Net income (loss) per common share - basic and diluted	$(0.38)	$0.09

Weighted average number of common shares outstanding - basic and diluted	24,000,246	43,017,745

The accompanying notes are an integral part of these audited consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended October 31, 2021 and 2020

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances, October 31, 2019	—	$—	47,697,048	$47,697	$(19,358)	$(73,225)	$(44,886)
Common stock issued for employee compensation	—	—	110,000	110	158,150	—	158,260
Common stock issued for compensation	—	—	318,671	319	610,858	—	611,177
Common stock settled and canceled	—	—	(18,833)	(19)	(179,903)	—	(179,922)
Return of common stock in exchange for Series A convertible preferred stock	3,000,000	3,000	(25,000,000)	(25,000)	22,000	—	—
Expenses paid on behalf of the Company and contributed to capital	—	—	—	—	27,157	—	27,157
Net income	—	—	—	—	—	3,845,822	3,845,822
Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608

Common stock issued for employee compensation	—	—	221,666	221	505,100	—	505,321

Common stock settled and canceled	—	—	(92,871)	(93)	(254,017)	—	(254,110)

Common stock issued for compensation	—	—	674,803	675	8,943,425	—	8,944,100
Stock option expense	—	—	—	—	1,773,947	—	1,773,947

Common stock issued for cash, net of financing cost	—	—	5,405,000	5,405	8,300,367	—	8,305,772

Common stock issued for warrant exercise	—	—	879,828	880	1,664,233	—	1,665,113

Net loss	—	—	—	—	—	(9,033,438)	(9,033,438)

Balances, October 31, 2021	3,000,000	3,000	30,195,312	30,195	21,551,959	(5,260,841)	16,324,313

The accompanying notes are an integral part of these audited consolidated financial statements.

	For the Year Ended October 31, 2021	For the Year Ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,033,438)	$3,845,822
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:

Stock based compensation	9,449,421	769,437
Stock option expense	1,773,947	—
ROU operating lease expense	14,529	3,616
Expenses contributed to capital	—	27,157
(Changes in current assets and liabilities:
Accounts receivable	(583,624)	(1,401,562)
Accounts receivable – related parties	15,360	(15,360)
Prepaid expenses	(319,531)	—
Inventory	(15,319,987)	(6,383)
Inventory deposit – related party	(2,925,000)	—
Income tax receivable	(1,753,594)	—
Accounts payable	242,829	—
Accounts payable – related party	11,258,208	1,409,561
Accrued expenses	(482,501)	1,017,219
Deferred revenue	(623,096)	623,096
Income tax accrual	(1,331,856)	1,331,856
Customer refund due	316,800	—
Payments on operating lease obligation	(11,708)	(2,836)
Net cash (used in) provided by operating activities	(9,313,241)	7,601,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, net of financing cost	8,305,772	—
Proceeds from the exercise of warrants	1,665,113	—
Settled RSU shares with cash	(254,110)	(179,922)
Net cash provided by (used in) financing activities	9,716,775	(179,922)

Net change in cash and restricted cash	$403,534	$7,421,701
Beginning cash and restricted cash balance	7,421,701	—
Ending cash and restricted cash balance	$7,825,235	$7,421,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$1,637,102	$182,925

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial Recognition of ROU Asset and Liability	$—	$73,749
Conversion of common shares into Series A Preferred	$—	$3,000

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

Current Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer of the Company. The Distribution Agreement was amended and restated on May 21, 2020, and again on April 20, 2021, (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.” The Company ceased all retail/direct-to-consumer sales in February 2021.

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

On July 16, 2021, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Reverse Stock Split was effective as of 12:01 a.m. Eastern time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split will be rounded up to the nearest whole number. In connection with the Reverse Stock Split, the Board of Directors (the “Board”) approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information herein have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the Reverse Stock Split.

Current Product Offerings

Pursuant to the A&R Distribution Agreement, The Company sells and resells electronic nicotine delivery systems, which it may refer to herein as “ENDS Products”, or “e-cigarettes”, to non-retail level customers. The sole Product the Company resells is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The Company does not manufacture any of the Products it resells. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides the Company with all branding, logos, and marketing materials to be utilized by the Company in connection with its marketing and promotion of the Products.

On July 14, 2021, the Company announced plans to launch its first Kaival-branded product, a Hemp CBD product. In addition to its Kaival-branded formulation, the Company anticipates that it will also provide white label, wholesale solutions for other product manufacturers through its subsidiary, Kaival Labs. The Company has not yet launched any Kaival-branded product, nor has it begun to provide white label wholesale solutions for other product manufacturers.

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

The Company’s operations have not been significantly impacted by COVID-19. No impairments were recorded as of October 31, 2021 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the fiscal year ended October 31, 2021 and as of the date these consolidated financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain.

However, the Company was indirectly impacted by supply chain issues and regulatory oversight. First, COVID-19 impacted Bidi’s ability to quality test and develop its new product, the BIDI® Pouch, in line with its targeted release date, which negatively impacted our ability to begin distribution of the BIDI® Pouch. Throughout the year and during the Premarket Tobacco Product Application (“PMTA”) process, the Food and Drug Administration (“FDA”) reiterated their enhanced scrutiny over ENDS products and raised the bar.

Impact of FDA PMTA Decision

As of September 10, 2021, the FDA announced that it has taken action on over 93% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 flavored ENDS products, while issuing zero marketing authorizations.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick, which Bidi believes the FDA mischaracterized as “flavored.” BIDI believes that because its Arctic BIDI® Stick is menthol, it should not be subject to the MDO. Bidi and the Company believe this position is aligned with the FDA’s public statements and press releases stating that tobacco and menthol ENDS are not deemed flavored products subject to the MDOs.

As a result, beginning in September 2021, Bidi pursued three avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. The Company anticipates a decision from the FDA on the internal review in the second or third quarter of 2022, although we cannot provide any assurances as to the timing or outcome.

Separately, on September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of the company’s comprehensive applications, as required by the Tobacco Control Act, to determine whether the BIDI® Sticks are “appropriate for the protection of the public health” (APPH). Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products. On February 1, 2022, U.S. Court of Appeals for the Eleventh Circuit granted Bidi’s motion to stay (put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by FDA, or whose PMTAs remain subject to MDOs.

 Oral arguments in the merits-based proceeding are currently scheduled for May 2022.

Finally, on October 14, 2021, Bidi requested FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), FDA issued an administrative stay of Bidi’s MDO pending its re-review  . Subsequently, FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the U.S. Court of Appeals for the Eleventh Circuit, which was granted on February 1, 2022.

In the event that the U.S. Court of Appeals issues for the Eleventh Circuit a ruling adverse to Bidi, or if FDA otherwise chooses to enforce against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in the Company being unable to distribute such products, the Company’s business and financial condition would be materially adversely affected. The Company cannot provide any assurances as to the timing or outcome of the merits-based case.

Risks and Uncertainties

Historically, substantially all of the Company’s revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 18.4% and 12.9% of its total sales of BIDI® Sticks for the fiscal years ended October 31, 2021 and 2020, respectively. The uncertainty of any potential decisions by the FDA leading up to the MDO negatively impacted the Company’s overall revenues for the last two quarters of fiscal 2021. Generally, substantially all of the ENDS industry’s revenue is derived from the sales of flavored products.

In addition, Bidi has received approval to market and distribute products within 11 international markets, including the United Kingdom, France, Russia, and the Czech Republic. Bidi has also secured significant intellectual property protections similar to those received in the United States from the European Union, China, and several other regions and countries. It is also important to note that the nicotine formulation in the Bidi® Stick has been modified and approved at the 2% level to meet the criteria for distribution in the United Kingdom and Europe.

These international market approvals Bidi has previously secured are for the full formulation lineup, including all flavors. Because the FDA’s PMTA restrictions and guidelines do not pertain to international markets, Bidi intends to continue manufacturing its full product lineup, for distribution by the Company in these international markets. The Company is also exploring potential partnerships with international distribution companies in order to possibly expand BIDI® Stick distribution more rapidly in these international markets.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiary, Kaival Labs. Intercompany transactions are eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“GAAP”), and have been consistently applied in the preparation of the consolidated financial statements.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2021and October 31,2020. Cash and restricted cash at October 31, 2021 and October 31, 2020 were $7,825,235 and $7,421,701, respectively.

Cash and restricted consist of cash and cash held short-term in escrow as required. As of October 31, 2021, and October 31, 2020, the Company had $65,007 and $0 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated balance sheet and the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	October 31,	October 31,
	2021	2020
Cash	$7,760,228	$7,421,701
Restricted cash	65,007	—
Total cash and restricted cash shown in statement of cash flows	$7,825,235	$7,421,701

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of October 31, 2021, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required. The Company had an allowance for doubtful accounts of $13,773, which was 1.0% of total accounts receivable customer balances, as of October 31, 2020.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the FIFO method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. All inventories are purchased from a related party of October 31, 2021, the inventories only consisted of finished goods, were significant and located in four storage locations, one of which is a related party, Bidi and one of which is a customer/sub distributor, Favs Business LLC (“Favs Business”). Based upon fiscal year 2021 inventory management procedures and their results, the Company has determined that no allowance for the inventory valuation is required at October 31, 2021. No inventory allowance was required as of October 31, 2020 either.

Inventory deposit – related party

The Company paid $2.9 million from its capital financing raise to Bidi, a related party, to have BIDI® Sticks manufactured with regulatory product requirements, different from the United States, as stipulated by the United Kingdom. Once complete the European Bidi Sticks will be maintained in appropriate warehousing for distribution and sale there. As of the date these audited consolidated financial statements were issued, this has not been completed and no inventory has been transferred to the Company and this remains a deposit.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 18.4% and 12.9% of our total sales of BIDI® Sticks for the fiscal years ended October 31, 2021 and 2020, respectively. OnOctober 31, 2021, the Company and one of its customers, Favs Business, entered into a Consignment Agreement. As of October 31, 2021, the value of the Products stored at Favs Business under the Consignment Agreement was $2,556,930.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at time of shipment to the customer. As of October 31, 2021 and October 31, 2020 the Company has received $0 and $623,096  in deposits from customers, respectively, which is included with the Company’s current liabilities.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted product. Once received and inspected, the Company will issue a refund for the product return. As of October 31, 2021, the Company had one customer refund due for $316,800, which was the result of one of the Company’s sub distributor customers returning Product that had become defective in storage. The $316,800 amount at October 31, 2021 represents the amount of refund the Company will make to this customer.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between when the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers and promotional discounts on current orders. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue.

Concentration of Revenues and Accounts Receivable

For the fiscal year ended October 31, 2021, approximately 23%, or $13.9 million, of the revenue from the sale of Products, primarily consisting of the “BIDI® Stick,” was generated from Favs Business LLC (“Favs Business”), approximately 16%, or $9.6 million, of the revenue from the sale of Products was generated from MMS Distributing, LLC (“MMS Distro”), and approximately 14%, or $8.2 million, of the revenue from the sale of Products was generated from C Store Master.

Favs Business and C Store Master had outstanding balances of $1 million and, $0.3 million respectively, and accounted for approximately 50%, and 16%, respectively, of the total accounts receivable from customers as of October 31, 2021.

For the year ended October 31, 2020, approximately 41% of the revenue from the sale of products, primarily consisting of the “BIDI® Stick,” was generated from Favs Business in the amount of approximately $26.4 million and approximately 6% of the revenue from the sale of products was generated from MMS Distro in the amount of approximately $3.9 million.

Go Brands, Inc., with an outstanding balance of approximately $0.3 million and GPM Investment, LLC, with an outstanding balance of approximately $0.6 million, accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date. .Compensation expense for SBP awards granted to nonemployees is re-measured each period as the underlying options vest.

The fair value of each option granted during the year ended October 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions in the following table:

	2021	2020
Expected dividend yield	0%	—
Expected option term (years)	10	—
Expected volatility	294.55%-301.53%	—
Risk-free interest rate	1.19%-1.63%	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for US Treasury bills. The Company stock option expense for the year ended October 31, 2021 and October 31, 2020 was $1,773,947 and $0, respectively.

The Company’s stock-based compensation for the fiscal years ended October 31, 2021 and October 31, 2020 was $9,449,421 and $769,437, respectively.

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

The Company has Federal net operating loss (“NOL”) carryforwards of approximately $4,000,000 and state NOL carryforwards of approximately $1,800,000. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2018 and 2019 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $1,256,059 for the year ended on October 31, 2021 is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740.

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

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

A recent court ruling on behalf of Bidi in the U.S. Court of Appeals for the Eleventh Circuit, granted a judicial stay of the MDO previously issued by the FDA to Bidi in September 2021. The ruling, issued on February 1, 2022, means that all BIDI® Stick flavors remain marketable by the Company in the United States, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. As the FDA has indicated that it is prioritizing enforcement against companies that have not submitted PMTAs or who have MDOs in place, the Company views the risk of FDA enforcement against Bidi as low. Oral arguments in the merits case are currently scheduled in May 2022.

If the U.S. Court of Appeals for the Eleventh Circuit agrees with Bidi in the merits case, the Company anticipates that FDA will be compelled to place the flavored ENDS back into the PMTA scientific review process. If this is the outcome of the merits case, the Company will be able to fully market and sell the Products, subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA for flavored ENDS and the FDA issues its decision on each.

If the U.S. Court of Appeals for the Eleventh Circuit disagrees with Bidi on the merits case, or if FDA otherwise chooses to enforce against Bidi, the Company will be forced to cease sales on the flavored ENDS in the United States market, leaving only the Tobacco and Menthol (Arctic) ENDS products for sale in the United States (pending the outcome of the specific PMTA filings and the administrative review request for the classification of “Arctic” as a standard menthol ENDS). If this is the outcome of the merits case, this combined with the negative cash flows from operations raises substantial doubt on the Company’s ability to continue as a going concern.

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally.

These audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company adopted the standard in the fourth quarter of fiscal year 2020. The adoption of the amended ASU 2016-02 did not have any impact on the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings

The Company does not have financing leases and only one operating lease for office space, with a related party. The operating lease is for a term of 5 five years, beginning August 1, 2020, with rent of $1,000 payable monthly. Certain of the Company’s leases include renewal options and have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the option. As the operating lease does not provide for an implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of October 31, 2021, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was $55,604. The initial recognition of the ROU operating lease was $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2021 was $14,529 and no payments were made on the ROU liability. The amortization for the expense ROU asset for the twelve months ended October 31, 2020 was $3,616 and three payments on the ROU liability were $2,836. At October 31, 2021, short-term ROU lease liability was $13,020 and long-term liability was $46,185, totaling $59,205.

	2021	2022	2023	2024	Total
Lease payments	$13,500	$15,300	$18,000	$13,500	$60,300
Less discount imputed interest					(1,095)
Present value of future payments					59,205
Less current obligations					(13,020)
Long term lease obligations					$46,185

On November 1, 2021 the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made one payment on this lease in the amount of $2,143 on October 31, 2021. On November 11, 2021 the Company entered into a month- to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made one payment on this lease in the amount of $10,713 on December 15, 2021.

Note 5 – Stockholder Equity

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

Preferred Shares Issued

On August 19, 2020, the Company issued 3,000,000 shares of its Series A Preferred Stock, to Kaival Holdings, LLC (“KH”) in exchange for its return of 300,000,000 shares of Common Stock to the Company. No cash consideration was paid during this exchange. At the time of issuance, the Company evaluated the nature of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), concluded that it was more akin to equity and recorded it as permanent equity.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Preferred Stock . Each share of the Series A Preferred Stock is initially convertible into 100 shares of Common Stock. As a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of October 31, 2021 and October 31, 2020.

Common Shares Issued

On November 1, 2020, the Company entered into a Consulting Agreement with Inflection Partners LLC (“Inflection Partners”), pursuant to which the Company engaged Inflection Partners to provide investor relations, corporate communication, marketing, strategic advising, and operational activities (collectively, the “Inflection Services”), in exchange for a $45,000 deposit, a $60,000 monthly retainer, 83,333 shares of restricted Common Stock due upon the execution of the agreement, and an incentive compensation of 83,333 shares of restricted Common Stock or warrants to purchase 125,000 shares of restricted Common Stock. On January 6, 2021, the Company entered into a new Consulting Agreement with Inflection Partners which replaced the original Consulting Agreement, pursuant to which the Company engaged Inflection Partners to provide “the Inflection Services”, in exchange for a $45,000 deposit, a $60,000 monthly retainer, 83,333 shares of restricted Common Stock due upon the execution of the agreement, and an incentive compensation of an aggregate of 166,667 shares of restricted Common Stock On October 15, 2021, the Company paid $100,000 and 225,000 shares of restricted Common Stock. The Consulting Agreement was terminated on October 31, 2021 and no further compensation is due. During the year ended October 31, 2021, 308,333 shares of restricted Common Stock were issued to Inflection Partners as compensation for services provided to the Company The fair value of the shares of Common Stock issued was $1,597,667.

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

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 30,195,312 and 23,106,886 shares of Common Stock issued and outstanding October 31, 2021 and October 31, 2020, respectively.

In September 2021, the Company completed a firm commitment underwritten offering, which offering was made pursuant to its Registration Statement on Form S-3 (File No. 333-258339) (the “Registration Statement”). The Securities and Exchange Commission (the “SEC”) declared the Registration Statement effective on August 10, 2021. The Company sold 4,700,000 million shares of our Common Stock and warrants, with an exercise price of $1.90 per share and an expiration of five years, to purchase an additional 3,525,000 shares of its Common Stock. The Company sold each share of its Common Stock and warrants to purchase 0.75 shares of its Common Stock at a combined public offering price of $1.70. The Company also granted the underwriter the option to purchase an additional 705,000 shares of its Common Stock and warrants to purchase an additional 528,750 shares of its Common Stock. As of October 31, 2021, the Company had received net proceeds from the offering of approximately $8,305,772, net of offering cost. The Company had also received approximately $1,665,113 from the exercise of 879,828 warrants.

During the year ended October 31, 2020, 318,671 shares of Common Stock were issued to two non-employee vendors as compensation for professional services rendered to the Company. These shares were expensed to the Company using the closing share price on the share issue dates to compute a total of $611,177

During the year ended October 31, 2021, 674,803 shares of Common Stock were issued to 8 non-employee vendors as compensation for professional services rendered to the Company and two officers as additional compensation. These shares were expensed to the Company using the closing share price on the grant dates to compute an aggregate fair market value total of $8,944,100, of which 308,333 shares and $1,597,667 compensation is related to shares issued to Inflection Partners disclosed above.

Warrants Shares Issued

The weighted average remaining term of the outstanding Common Stock warrants is 4.92 years as of October 31, 2021.

As part of the underwritten offering, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in the year 2026. During the year ended October 31, 2021, warrants for 879,828 shares were exercised for $1,665,113. The aggregate intrinsic value of the outstanding Common Stock warrants as of October 31, 2021 was $0.

The following is a summary of the stock warrant plan activity during the years ended October 31, 2021 and 2020.

	2021		2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the year	—	$—	—	$—

Granted	4,053,750	1.90	—	—
Exercised	(879,828)	1.90	—	—

Canceled, forfeited, expired	—	1.90-	—	—

Warrants Outstanding and Exercisable at End of Year	3,173,922	$1.90	—	$—

Restricted Stock Unit Awards

During the fiscal year October 31, 2021:

During the twelve months ended October 31, 2021, 221,666 shares of Common Stock were issued to eight employees of the Company pursuant to restricted stock unit (“RSU”) agreements, resulting in $505,321 of share-based compensation. Of the shares issued to employees, 92,871 shares were withheld by the Company to satisfy tax withholding obligations equal to $254,110 as of October 31, 2021. Additionally, one employee resigned her employment from the Company and forfeited 23,333 RSUs Accordingly, there remains 499,167   unvested employee RSUs corresponding to $1,011,019 of unamortized stock expenses as of October 31, 2021.

On January 1, 2021, the Board of Directors approved the award of 41,667 “RSUs” under the 2020 Stock and Incentive Compensation Plan (the “Incentive Plan”) and made a grant to one employee. The RSUs had a fair value of $315,000 at the time of grant. The RSUs were awarded pursuant to restricted stock unit agreements (“RSU Agreement”), which provide for vesting over the course of three years, with a portion of the RSUs vesting every three months. The vesting schedules are set forth in the applicable RSU Agreements.

During the fiscal year October 31, 2020:

On May 28, 2020, the Board of Directors approved the award of 729,167  RSUs under the Incentive Plan to six employees. The RSUs were awarded pursuant to RSU Agreements, which provide for vesting over the course of three years, with a portion of the RSUs vesting every three months. The vesting schedules are set forth in the applicable RSU Agreements.

On June 1, 2020, the Board of Directors approved the award of 83,333 RSUs under the Incentive Plan to one newly-hired employee. The RSUs were awarded pursuant to a RSU Agreement, which provide for vesting over the course of three years, with a portion of the RSUs vesting every three months. The vesting schedules are set forth in the applicable RSU Agreement.

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

These shares were valued at fair market value on the grant dates, using the closing share price for those dates, for a total of $1,359,600, which is to be vested over the vesting period. During the year ended October 31, 2020, 110,000 shares of Common Stock were issued to seven employees of the Company under the RSU agreements, resulting in $158,260 of share-based compensation. As of October 31, 2020, 702,500 RSUs remain unvested, corresponding to $1,201,340 of unamortized stock expenses as of October 31,2020. .

Of the shares issued to employees, 18,833 shares were withheld by the Company to satisfy tax withholding obligations equal to $223,763. The shares had a fair market value on the settlement date of $179,922. The difference in the amount paid and fair market value was $49,743 and was recorded as additional compensation.

Stock Option Awards

During fiscal year 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 41,667 fully vested on December 1, 2021, 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 68,333 vest over the next 2 years on March 17, 2022, and 2023, and 17,500 vest over the next 2 years on June 30, 2022 and 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. These options have a weighted average remaining life of 9.43 years as of October 31, 2021 and expire in the year 2031. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of 50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years. The aggregate intrinsic value of these outstanding options as of October 31, 2021 was $0.

The Company fair valued the options on the grant date at $3,088,002 using a Black-Scholes option pricing model with the following assumptions: stock price range of $9.12 to $27.36 per share (based on the quoted trading price on the date of grant), volatility range of 294.55% to 301.53%, expected term of 10 years, and a risk-free interest rate range of 1.19% to 1.63%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the twelve months ended October 31, 2021 was $1,773,947. The total unamortized stock option expense at October 31, 2021 was $1,314,055.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the fiscal year ended October 31, 2021, the Company recognized revenue of $154,560 from seven companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife.

During the fiscal year ended October 31, 2020, the Company recognized revenue of $233,955 from seven companies owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife. As of October 31, 2020, the Company had accounts receivable from the related party in the amount of $15,360.

Purchases and Accounts Payable

During the fiscal year ended October 31, 2021, the Company purchased Products equal to $91,149,783 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer, and after returns of $29,283,452 , resulted in the net amount of $61,866,332  in product purchases. As of October 31, 2021, the Company had accounts payable to Bidi of $12,667,769.

During the fiscal year ended October 31, 2021, Lakshmi Distributors Inc., doing business as C Store Master (“C Store Master”), a large customer of the Company, elected to return the inventory associated with the consignment order placed on April 1, 2021, which was located at the staging warehouse in California, to the Company at no cost. The Company then returned this same inventory to Bidi’s warehouse in Florida at no cost. This reduced the Company’s inventory and reduced the related-party amount due to Bidi by $13,846,950.

During the year ended October 31, 2020, the Company purchased Products with a value of $53,981,351 from Bidi, a related party company, that is also owned by Nirajkumar Patel, our Chief Executive Officer and Chief Financial Officer. As of October 31, 2020, the Company had accounts payable to Bidi of $1,409,561

Office Space and Other Leases

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). The Company’s Chief Executive Officer is an officer of Just Pick. During fiscal year 2021 the Company was not being charged for the leased space under the terms and conditions of the lease between the Company and Just Pick, was not being charged for the separate warehouse space provided by Just Pick, and accordingly no payments were made on the lease.

Concentration of Purchases and Accounts Payable- Related Party

For the years ended October 31, 2021 and 2020, 100%  of the inventories of Products, primarily consisting of the “BIDI® Stick,” were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Executive Officer, in the amount of approximately$61.9 million and $54.0 million , respectively.. It also accounted for 100% of the total accounts payable - related party as of October 31, 2021 and 2020 .

Concentration of Revenues and Accounts Receivable

For the fiscal year ended October 31, 2021, approximately 23%, or $13.9 million, of the revenue from the sale of Products, primarily consisting of the “BIDI® Stick,” was generated from Favs Business LLC (“Favs Business”), approximately 16%, or $9.6 million, of the revenue from the sale of Products was generated from MMS Distributing, LLC (“MMS Distro”), and approximately 14%, or $8.2 million, of the revenue from the sale of Products was generated from C Store Master.

Favs Business and C Store Master had outstanding balances of $1 million and, $0.3 million respectively, and accounted for approximately 50%, and 16%, respectively, of the total accounts receivable from customers as of October 31, 2021.

For the year ended October 31, 2020, approximately 41% of the revenue from the sale of products, primarily consisting of the “BIDI® Stick,” was generated from Favs Business in the amount of approximately $26.4 million and approximately 6% of the revenue from the sale of products was generated from MMS Distro in the amount of approximately $3.9 million.

Go Brands, Inc., with an outstanding balance of approximately $0.3 million and GPM Investment, LLC, with an outstanding balance of approximately $0.6 million, accounted for approximately 33% and 56% of the total accounts receivable from customers, respectively, as of October 31, 2020.

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

Significant components of the tax expense (benefit) recognized in the accompanying statements of operations for the years ended October 31, 2021 and October 31, 2020 are as follows:

	October 31,
	2021	2020
Current Tax Expense:
Federal	$(1,301,008)	$1,249,525
State	(134,190)	265,256
Total Current Tax Expense	(1,435,198)	1,514,781

Deferred Tax Expense:
Federal	—	—
State	—	—
Total Deferred Tax Expense	—	—

Estimated Tax Payments:
Federal	—	—
State	—	182,925
Total Estimated Tax Payment	—	182,925
Net Income Tax Liability/(Benefit)	$(1,435,198)	$1,331,856

Total net deferred taxes are comprised of the following at October 31, 2021 and October 31, 2020:

	October 31,
	2021	2020
Deferred Tax Assets:
Stock Compensation Expense – NQSO	$384,540	$—
Other	30,099	—
Net Operating Loss Carryforwards	910,685	—
Total Deferred Tax Asset	1,325,324	—
Deferred Tax Liabilities:
Prepaid Expenses	(69,265)	—
Total Deferred Tax Liabilities	(69,265)	—
Less: Valuation Allowance	(1,256,059)	—
Net Deferred Tax Asset	—	—

The Company has Federal NOL carryforwards of approximately $4,000,000 and state NOL carryforwards of approximately $1,800,000. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2018 and 2019 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $1,256,059 for the year ended on October 31, 2021 is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

During the year ended October 31, 2021, the Company paid $1,637,102 in combined Federal/State income taxes for taxable income generated in fiscal year 2020. As of October 31, 2021, the Company had a total income tax receivable in the amount of $1,753,594, which was the result of the NOL generated in fiscal year 2021 to be applied against taxable income in fiscal year 2020.

During the year ended October 31, 2020, the Company generated taxable income of $5,950,117 and, thus, accrued $1,249,525 of federal income tax. Estimated state income tax of $182,925 was paid to the state of Florida based on taxable income for the nine months ended July 31, 2020. The accrued expense for state taxes was $82,331 at October 31, 2020. During the year ended October 31, 2020 the Company paid $182,925 in income taxes and reported an income tax accrual of $1,331,856.

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2021 and October 31, 2020 other than the below:

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

The Company has completed the process of completing the necessary documentation to transfer the Patents from Kaival Labs to Next Generation. Neither the Company, nor Kaival Labs, had developed or otherwise relied on the Patents to date and does not expect the reversion of the Patents to materially affect the Company’s business.

Consulting Agreement

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick, which granted stock options to purchase 41,667 shares of the Company’s Common Stock in exchange for consulting services. Mr. Quick may exercise the option on or after December 1, 2021 when the shares are fully vested. The exercise price per share is $28.68. The Company recognized $1,139,998 in expense to account for the stock options from date of grant until date of full vestment. Russell Quick is the Chief Executive Officer of QuikfillRx. As of February 14, 2022, Mr. Quick has not exercised any of his fully vested stock options.

Executive Compensation

On May 28, 2020, the Board of Directors approved cash bonus awards to each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board of Directors approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board of Directors also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board of Directors approved an award of 90,000 restricted shares of the Company’s Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board of  Directors approved an award of 75,000 restricted shares of the Company’s Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. On October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended October 31, 2021, the $150 million next accumulated revenue target was not achieved and the Company determined that no equity bonuses or cash bonuses should be accrued as of October 31, 2021.

QuikfillRx Service Agreement

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement with QuikfillRx (collectively with the “Amended Service Agreement”) with QuikfillRx, whereby QuikfillRx provides the Company with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research (collectively, the “Services”). The Services are provided by QuikfillRx as requested from time to time by the Company. . Pursuant to the terms of the amendment, the parties modified the amount of General Compensation (as defined below) to be paid to QuikfillRx. “General Compensation’’ consists of the following: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Amended Service Agreement beyond the original expiration date of October 31, 2020, then for the period between November 1, 2020 and October 31, 2021, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (iv) if the parties agree to extend the term of the Amended Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month. In October 2020, the parties agreed to extend the term of the Amended Service Agreement. In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and common stock.

●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

The Company accrued $79,592 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2020. The Company accrued $3,775 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2021.

Note 10 – Subsequent Events

On February 4, 2022, the Company entered into a Consulting Agreement with Oakhill Europe Ltd (“Oakhill Europe”), pursuant to which the Company engaged Oakhill Europe to provide strategic advising and negotiation assistance for potential international distribution agreements (collectively, the “Oakhill Services”), in exchange for a $15,000 monthly retainer, incentive compensation bonuses of up to $175,000, and an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events.

Share-based Compensation

On November 11, 2021, the Company issued 61,250 shares of Common Stock to eight employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees. Of the shares issued to employees, 23,243 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling $124,612.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure.

As of October 31, 2021, the end of the year covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of October 31, 2021 based on such criteria.   Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls . A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that  there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the location, size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we have undertaken certain remediation measures to date to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight, as well as more timely formal communications processes, more diligent review and approval of all disbursements and more timely review of all banking transactions sales orders and inventory management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	42,916	$17.98	6,713,749

Item 13. Certain Relationships and Related Transactions.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

4.1	Description of Securities.*

4.2	Form of senior indenture, filed as Exhibit 4.4 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 30, 2021, and is incorporated herein by reference thereto.

4.3	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.4	Warrant Agency Agreement, dated as of September 29, 2021, by and between Kaival Brands Innovations Group, Inc. and Vstock Transfer, LLC, as warrant agent, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto.

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.13	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.14	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, which was filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.16	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.17	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.18	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.19	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.20	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.21	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.22	Amended and Restated Independent Direct Agreement, dated March 29, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.23	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.24	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

21.1	Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished.

Item 16. Form 10-K Summary.

None.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaival Brands Innovations Group, Inc.

By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President and Chief Executive Officer
(Principal Executive Officer)
Dated: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President and Chief Executive Officer and Director
(Principal Executive Officer)
Dated: February 15, 2022

By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer
Dated: February 15, 2022

By:	/s/ Eric Mosser
Eric Mosser
Chief Operating Officer, Secretary, and a Director
Dated: February 15, 2022

By:	/s/ Roger Brooks
Roger Brooks
Director
Dated: February 15, 2022

By:	/s/ George Chuang
George Chuang
Director
Dated: February 15, 2022

By:	/s/ Paul Reuter
Paul Reuter
Director
Dated: February 15, 2022

