Form 10-K/A
period 2021-10-31
Kaival Brands Innovations Group, Inc.
filed 2022-02-25
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

KAIVAL BRANDS INNOVATIONS GROUP, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K (the “Initial Form 10-K,” and as amended by this Form 10-K/A, the “Form 10-K”) of Kaival Brands Innovations Group, Inc. for the fiscal ended October 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022. This Form 10-K/A is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Initial Form 10-K in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Initial Form 10-K, is hereby amended and restated in its entirety.

Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Form 10-K/A. Accordingly, we are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Initial Form 10-K. Except as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Initial Form 10-K, and we have not updated the disclosures continued therein to reflect any events that occurred subsequent to the date of the Initial Form 10-K.

Unless otherwise indicated herein, all page references contained in this Form 10-K/A are to the pages of this Form 10-K/A, and not to the Initial Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Each of our directors holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our Board of Directors (our “Board”) and hold office until their death, resignation, or removal from office.

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)	Dates in Position or Office

Nirajkumar Patel (1)	39	Chief Executive Officer, President, Treasurer, and a Director	February 20, 2019 - Current

Eric Mosser (2)	43	Chief Operating Officer, Secretary, and a Director	February 20, 2019 - Current

Mark Thoenes	68	Interim Chief Financial Officer	June 30, 2021 - Current

Paul Reuter (3)	74	Director	March 17, 2021 - Current

Roger Brooks	77	Director	March 17, 2021 - Current

George Chuang	54	Director	June 30, 2021 - Current

(1)	Mr. Patel served as Chief Financial Officer from February 20, 2019 until June 30, 2021. Mr. Patel also serves as Chair of the Finance Committee.
(2)	Mr. Mosser serves on the Finance Committee.
(3)	Mr. Reuter serves as Chair of the Board of Directors, the Chair of the Governance and Nominating Committee, and on the Audit, Compensation, and Finance Committees.
(4)	Mr. Brooks serves as Chair of the Audit Committee and a member of the Governance and Nominating, Compensation, and Finance Committees.
(5)	Mr. Chuang serves as Chair of the Compensation Committee and a member of the Finance, Audit, and the Governance and Nominating Committees.

Business Experience

The following is a brief account of the education and business experience of our executive officers and directors during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Nirajkumar Patel, Chief Executive Officer, President, Treasurer, and a Director

Mr. Nirajkumar Patel attended AISSMS College of Pharmacy in Pune, India and received a Bachelor of Science Degree in Pharmacy in 2004. After moving to the United States in 2005, Mr. Patel became a United States citizen in 2008 and obtained a Master’s Degree in Chemistry from the Florida Institute of Technology in 2009. Mr. Patel is a prominent local businessman in Brevard County, Florida. In 2017 and 2018, Mr. Patel served as Vice President for the Board of the Indian Association of the Space Coast, located in Brevard County, Florida. Mr. Patel founded, and has served as a Board member of, the Florida Independent Liquor Stores Owners Association since 2017. In 2013, Mr. Patel launched Just Chill Products LLC, a highly successful developer/manufacturer of high-end CBD products, and has served as its Chief Executive Officer and Chief Science Officer since 2017. In 2017, Mr. Patel created Relax Lab Inc., a producer/manufacturer of a CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also created RLX Lab LLC, a producer/manufacturer of a non-CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also founded KC Innovations Lab Inc., a CBD white-label manufacturing service and developer/producer of best-selling white-label CBD products including cosmetics, edibles, beverages, topicals, and vape oils, and currently serves as its Chief Executive Officer and Chief Science Officer. Additional companies that are owned by Nirajkumar Patel, the Chief Executive Officer and Chief Financial Officer of the Company, and/or his wife include Beach Food Store created in 2004, Diya Food Store created in 2010, Cloud Nine 2012 created in 2012, and JC Products of USA, LLC created in 2013. We believe that Mr. Patel is qualified to serve on our Board because of his prior and current management experience, as well as his business experience within our business industry.

Eric Mosser, Chief Operating Officer, Secretary, and a Director

Mr. Eric Mosser attended Arizona State University and studied Business Management and then graduated from Rio Salado College with an Associate’s Degree in Applied Science in Computer Technology in 2004. With extensive previous corporate work history in Information Technology, Mr. Mosser worked from 2012 to 2014 as Director of Information Technology at Timbercon Inc., a fiber-optic design company and ITAR manufacturing facility in Oregon. In 2014, Mr. Mosser created Lasermycig LLC, a specialized custom laser-engraving service for electronic cigarettes and vaporizers and served as its Chief Executive Officer until 2020. Upon meeting Mr. Nirajkumar Patel in 2015, Mr. Mosser immediately founded Chillcorp Ltd., a full-service corporation dedicated solely to the complete internal and external operations of Just Chill Products LLC, Relax Lab Inc., RLX Lab LLC, and KC Innovations Lab Inc., and served as its Chief Executive Officer until 2020. We believe that Mr. Mosser is qualified to serve on our Board because of his current management and business experience.

Mark Thoenes, Interim Chief Financial Officer

Mr. Mark Thoenes, has more than 35 years of diverse financial and operational leadership. He has been a licensed Certified Public Accountant since 1984, and began his career with Ernst & Young Global Limited. From 2000 to 2010, Mr. Thoenes served as the Executive Vice President/Chief Financial Officer of Rentrak Corporation (“Rentrak”), a publicly-traded company listed on Nasdaq and headquartered in Portland, Oregon. Founded in 1977, Rentrak went public in 1986, and remained a public company until it was acquired by comScore, Inc. in 2016, after Mr. Thoenes left Rentrak. For the past eleven years, Mr. Thoenes has been the President of MLT Consulting Services, LLC, a full-service business/financial consulting firm.

Paul Reuter, a Director

Mr. Paul Reuter has nearly five decades of industry experience in small box retail as a journalist, editorial director, entrepreneur, and speaker. From April 2013 through June 2019, he served as the Chairman and Founding Partner of the Midwest Retail Group LLC, which was the largest 7-Eleven franchise group. Beginning in January 2018, Mr. Reuter founded and serves as a consultant for Kreative Collaborations, LLC, an industry consultancy. Prior to that, Mr. Reuter purchased CSP Information Group Inc. (“CSP Information Group”) in 1992 and served as the Chief Executive Officer until July 2012, at which time CSP Information Group was sold to CSP Business Media, now Winsight LLC, based in Chicago, Illinois. Under his leadership, CSP Information Group became the industry leader in market share and a well-respected industry journalism entity. Mr. Reuter also serves as a director of Abierto Networks LLC (“Abierto Networks”), a digital communications and engagement solutions provider that primarily focuses on the convenience and food service industries. Mr. Reuter graduated from St. John’s University in 1968. Mr. Reuter’s previous experience in the convenience store industry provides invaluable knowledge to our Board, as well as his business experience gained as a founder and Chief Executive Officer of numerous companies, qualifies him to serve as a director.

Roger Brooks, a Director

Mr. Roger Brooks has served as the Chairman, Treasurer, and Co-founder of Abierto Networks, a digital media and engagement technology company focused on the convenience store, retail, and other similar consumer market segments, since 2005. At Abierto Networks, Mr. Brooks has also served on the Compensation Committee since 2005. Prior to his roles at Abierto Networks, from 1998 to 2008, Mr. Brooks was the lead independent director and member of the compensation and audit committees for Moldflow Corporation, a Nasdaq-listed software company that was sold to Autodesk, Inc. in 2008. From February 2016 to June 2019, Mr. Brooks served as an independent director of Lytron, Incorporated, a closely held international industrial solutions company. From 1998 to 2002, Mr. Brooks served as President, Chief Executive Officer, and member of the board for Intelligent Controls, Inc., a publicly traded software and instrumentation company, which was sold to Franklin Electric Co. Inc. Mr. Brooks was President, Chief Executive Officer, and a board member of Dynisco, Inc. from 1987 to 1996 where he grew the company from $10 million of sales to an international company with over $100 million of sales. Mr. Brooks holds a Bachelor of Arts degree from the University of Connecticut and a Master of Business Administration degree from New York University, Stern Graduate Business School. He is also a graduate of the Stanford University Executive Management Program. Mr. Brooks extensive experience gained from his roles as an executive officer and director of numerous public companies, as well as experience in the convenience store, retail, and other consumer markets will be invaluable to the Board and qualifies him for service as a director.

George Chuang, a Director

Mr. George Chuang has served as the Chief Executive Officer of Lucy Labs, Inc. since July 2017 and as the Chair of the Board of Directors of Lucy Labs, Inc. since November 2021. Prior to that, he served as the co-managing principal of Hillside Advisors LLC from June 2015 to July 2017. Mr. Chuang was also the principal owner of USB Media, Inc., a technology B2B company he founded in 2007. During his career, Mr. Chuang spent time at Chase Manhattan Bank as an assistant Treasurer for their Credit Risk Department, as a management consultant at Price Waterhouse Management Consulting, and served as the Chief Administrative Officer for several equity product sales groups at Lehman Brothers. In addition, Mr. Chuang spent eight years as a Principal at Pacific Partnership Advisors LLC, a consulting firm with offices in New York and Beijing, which facilitated cross border transactions. Mr. Chuang graduated from the University of Chicago and obtained a Master of Business Administration degree at Yale University. Mr. Chuang’s experience in capital markets and global supply chain knowledge, as well as his business experience in start-up companies, qualifies him for service as a director.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Involvement in Certain Legal Proceedings

None of our executive officers and directors have been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2021 were filed with the SEC on a timely basis, except for the following:

Based solely on a review of the copies of such forms that were received by us, except for following, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended October 31, 2021: (i) a Form 4 for Mr. Mosser to report 3 transactions; (ii) a Form 4 for Mr. Mosser to report 1 transaction; (iii) a Form 4 for Mr. Mosser to report 3 transactions; (iv) a Form 4 for Mr. Mosser to report 3 transactions; (v) a Form 4 for Mr. Mosser to report 3 transactions; (vi) a Form 4 for Mr. Patel to report 3 transactions; (vii) a Form 4 for Mr. Patel to report 1 transaction; (viii) a Form 4 for Mr. Patel to report 3 transactions; (ix) a Form 4 for Mr. Patel to report 3 transactions; (x) a Form 4 for Mr. Patel to report 3 transactions; (xi) a Form 3 for Mr. Thoenes to report 1 transaction; (xii) a Form 3 for Mr. Brooks; (xiii) a Form 4 for Mr. Brooks to report 1 transaction; (xiv) a Form 4 for Mr. Brooks to report 1 transaction; (xv) a Form 3 for Mr. Reuter; (xvi) a Form 4 for Mr. Reuter to report 1 transaction; and (xvii) a Form 4 for Mr. Reuter to report 1 transaction.

Code of Ethics

On March 17, 2021, our Board adopted a Code of Ethics and Business Conduct, that applies to all directors, senior officers, and employees of the Company (the “Code of Ethics”). The Code of Ethics was adopted to enhance and clarify our personnel’s understanding of our standards of ethical business practices, promote awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities, and sets forth how to address ethical issues that may arise. A copy of the Code of Ethics is available on our website at www.kaivalbrands.com or may be obtained free of charge by writing to Corporate Secretary, Kaival Brands Innovations Group, Inc., 4460 Old Dixie Highway, Grant, Florida 32949.

Governance and Nominating Committee

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee assists our Board in fulfilling its responsibility to oversee our accounting and financial reporting processes, audits of the financial statements, and internal control and audit functions. The Audit Committee currently consists of Roger Brooks, who serves as its Chairman, Paul Reuter, and George Chuang. Our Board has determined that Mr. Brooks, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2021, (ii) each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2021, and (iii) any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended October 31, 2020.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Nirajkumar Patel, President, CEO, Treasurer, and Director	2020	92,000	60,000	91,678	0	48,707	0	292,385
	2021	171,000	60,000	157,102	0	40,156	0	428,258
Eric Mosser, COO, Secretary, and Director	2020	80,000	40,000	52,625	0	87,760	0	260,385
	2021	138,000	40,000	150,652	0	135,147	0	463,799
Mark Thoenes, Interim CFO	2020	0	0	0	0	0	0	0
	2021	127,400 (4)	0	0		0	0	127,400

(1)	Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions, refer to Note 2, “Share-based Compensation,” to the audited consolidated financial statements for the year ended October 31, 2021.
(2)	Includes fair value of shares withheld by us to pay for taxes.
(3)	Consisted of cash paid in lieu of vested RSUs.
(4)	Consulting fees pursuant to the Consulting Agreement (as defined below). See “Narrative Discussion” for additional information.

Narrative Discussion

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

During the fiscal year ended October 31, 2021, we paid a base salary of approximately $171,000 to Nirajkumar Patel, our Chief Executive Officer, compared to a base salary of approximately $92,000 for the fiscal year ended October 31, 2020. In May 2020, our Board approved a cash bonus award to Mr. Patel equal to $30,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Patel of 7,500 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Patel a cash bonus of $60,000 in each of fiscal years 2020 and 2021 based on our meeting the gross revenue benchmarks in each respective fiscal year.

We issued the following stock-based compensation to Mr. Patel during fiscal years 2021 and 2020:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
5/28/2020	12,500	$0.70 (1)	$8,750
8/5/2020	7,875	$10.53 (1)	$82,924
11/5/2020	10,833	$3.79 (1)	$41,082
12/31/2020	7,500	$5.16 (2)	$38,702
2/5/2021	12,444	$16.08 (1)	$196,881
5/5/2021	12,608	$14.52 (1)	$183,073
8/5/2021	12,608	$6.26 (1)	$78,926

(1)	Shares issued are pursuant to a restricted stock unit award granted in fiscal 2020, with vesting to occur over a period of three years. The price per share is based on the average of the close price reported for the three trading days prior to the vesting and issuance date.
(2)	Shares issued are as a result of the Company achieving $50 million in accumulated gross revenues. The price per share is based on the close price reported on the issuance date.

During fiscal 2020, we also paid approximately $48,700 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. During fiscal 2021, we also paid approximately $40,156 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate values are based on the value on the vesting date for the shares that would have been issued.

Eric Mosser

During the fiscal year ended October 31, 2021, we paid a base salary of approximately $138,000 to Eric Mosser, our Chief Operating Officer, compared to $80,000 for the fiscal year ended October 31, 2020. In May 2020, our Board approved a cash bonus award to Mr. Mosser equal to $20,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Mosser of 6,250 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Mosser a cash bonus of $40,000 in each of fiscal years 2020 and 2021 based on our gross revenue benchmarks in each respective fiscal year.

We issued the following stock-based compensation to Mr. Mosser during fiscal years 2021 and 2020:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
5/28/2020	12,500	$0.70	$8,750
8/5/2020	4,167	$10.53	$43,884
11/5/2020	2,083	$3.79	$7,900
12/31/2020	6,250	$5.16	$32,251
2/5/2021	10,879	$16.08	$174,934
5/5/2021	8,333	$14.52	$121,000

(1)	Shares issued are pursuant to a restricted stock unit award granted in fiscal 2020, with vesting to occur over a period of three years. The price per share is based on the average of the close price reported for the three trading days prior to the vesting and issuance date.
(2)	Shares issued are as a result of the Company achieving $50 million in accumulated gross revenues. The price per share is based on the close price reported on the issuance date.

We also paid approximately $87,800 in non-equity incentive plan compensation, which consisted of cash paid in lieu of vested a RSU issuance. During fiscal 2021, we also paid approximately $135,147 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate value is based on the value on the vesting date for the shares that would have been issued.

Mark Thoenes

Effective June 30, 2021, we entered into a Consulting Agreement, dated June 14, 2021, with Mr. Thoenes (the “Consulting Agreement”), Pursuant to the Consulting Agreement, we agreed to pay Mr. Thoenes a rate of $130 per hour and will reimburse him for usual and customary business expenses. We paid approximately $127,400 to Mr. Thoenes pursuant to the Consulting Agreement during fiscal year 2021. The Consulting Agreement is for a term of approximately 6 months, or until December 31, 2021, and may be extended by the parties. The parties extended the term to June 30, 2022. Mr. Thoenes is assisting us as Interim Chief Financial Officer until such time as we have identified an individual to serve as a full-time Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
(a) Name	(g) Number of Shares or Units of Stock that Have Not Vested (#)	(h) Market Value of Shares or Units of Stock that Have Not Vested ($)
Nirajkumar Patel	662,500 (1)	1,238,875
Eric Mosser	495,833 (2)	927,208

(1)	Includes 500,000 RSUs that only vest in the event of a change of control (as such term is defined in the Stock and Incentive Compensation Plan (the “Incentive Plan”)) or we achieve in excess of $1 billion in accumulated total gross revenues during the period beginning on March 9, 2020 (the day we commended business operations) and ending on October 31, 2023 (the end of our fiscal year 2023). The remaining RSUs vest over a period of three years, beginning in May 2020, with a portion vesting every three months.
(2)	Includes 333,333 RSUs that only vest in the event of a change of control (as such term is defined in the Incentive Plan) or we achieve in excess of $1 billion in accumulated total gross revenues during the period beginning on March 9, 2020 (the day we commended business operations) and ending on October 31, 2023 (the end of our fiscal year 2023). The remaining RSUs vest over a period of three years, beginning in May 2020, with a portion vesting every three months.

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

Employment Agreements

We do not have formal written employment agreements with Mr. Patel or Mr. Mosser. We are party to the Consulting Agreement between us and Mr. Thoenes.

Director Compensation

In fiscal 2021, we compensated our independent directors .

(a) Name of Director (1)	(b) Fees Earned or Paid in Cash	(d) Option Awards	(h) Total
Paul Reuter	$50,000	$860,017	$910,017
Roger Brooks	50,000	860,017	910,017
George Chuang	25,000	227,969	252,969

(1)	Mr. Patel and Mr. Mosser are each named executive officers and, accordingly, their compensation is included in the “Summary Compensation Table” above. Neither Mr. Patel nor Mr. Mosser received any compensation for their service as a director for the year ended October 31, 2021.

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

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth, as of February 18, 2022, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address (1)	Amount and Nature of Beneficial Ownership (Common Stock) (2)	Percentage of Class (2)

Nirajkumar Patel (3)	17,135,801	56.10%

Eric Mosser (4)	17,079,164	55.91%

Mark Thoenes	1,667	*

Paul Reuter (5)	24,584	*

Roger Brooks (6)	24,584	*

George Chuang (7)	7,500	*

Current Executive Officers and Directors as a Group (6 Persons)	17,273,300	56.45%

Kaival Holdings, LLC (8) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	17,000,000	55.66%

* Less than 1.0%

(1) The address for each person listed above is 4460 Old Dixie Highway, Grant, Florida 32949, unless otherwise indicated.

(2) Applicable percentage of ownership is based on 30,543,921 shares of common stock outstanding as of February 18, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of February 18, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(3) Nirajkumar Patel serves as our Chief Executive Officer, President, Treasurer and a director. Consists of 17,000,000 shares of our common stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority.

(4) Eric Mosser serves as our Chief Operating Officer, Secretary, and a director of the Company. Consists of 17,000,000 shares of our common stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority.

(5) Consists of approximately 24,584 shares of our common stock issuable upon the exercise of vested options.

(6) Consists of approximately 24,584 shares of our common stock issuable upon the exercise of vested options.

(7) Consists of approximately 7,500 shares of our common stock issuable upon the exercise of vested options.

(9) Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Preferred Stock

The following table sets forth, as of February 18, 2022, the number of shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Series A Preferred Stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address (1)	Amount and Nature of Beneficial Ownership (Common Stock) (2)	Percentage of Class (2)

Nirajkumar Patel (3)	3,000,000	100%

Eric Mosser (4)	3,000,000	100%

Mark Thoenes	—	—

Paul Reuter	—	—

Roger Brooks	—	—

George Chuang	—	—

Current Executive Officers and Directors as a Group (6 Persons)	3,000,000	100%

Kaival Holdings, LLC (5) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	3,000,000	100%

(1) The address for each person listed above is 4460 Old Dixie Highway, Grant, Florida 32949, unless otherwise indicated.

(2) Applicable percentage of ownership is based on 3,000,000 shares of Series A Preferred Stock outstanding as of February 18, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Series A Preferred Stock that are currently exercisable within 60 days of February 18, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(2) Nirajkumar Patel serves as our Chief Executive Officer, President, Treasurer and a director. Consists of 3,000,000 shares of our Series A Preferred Stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority.

(3) Eric Mosser serves as our Chief Operating Officer, Secretary, and a director of the Company. Consists of 3,000,000 shares of our Series A Preferred Stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority.

(4) Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Item 13. Certain Relationships and Related Transactions.

Revenue

During the year ended October 31, 2021, we generated sales of $154,560 from seven companies owned by Nirajkumar Patel, our Chief Executive Officer, and/or his wife.

Purchases and Accounts Payable

For the year ended October 31, 2021, 100% of the inventories of the products, consisting solely of the BIDI® Stick, were purchased from Bidi Vapor, LLC (“Bidi”), a related party company that is owned by Nirajkumar Patel, our Chief Executive Officer, in the amount of approximately $61.9 million. In fiscal year 2021, such inventories accounted for 100% of the total accounts payable.

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

Director Independence

As of October 31, 2021, our Board was composed of five persons – Nirajkumar Patel, Eric Mosser, Paul Reuter, Roger Brooks, and George Chuang. In accordance with the rules of the SEC and Rule 5605 of The Nasdaq Stock Market Listing Rules, our Board affirmatively determines the independence of each director. Based on these standards, the Board has determined that as of the end of fiscal 2021, each of the following non-employee directors was independent and has no relationship with us except as one of our directors and stockholders: Paul Reuter, Roger Brooks, and George Chuang.

All of the members of the Audit, Governance and Nominating, and Compensation Committees are also independent.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by MaloneBailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2021 and October 31, 2020.

	2021	2020
Audit and review fees	$252,500	$98,427
Audit-related fees	3,820	—
Tax fees	—	—
All other fees	55,000	—
Total	$311,320	$98,427

Pre-Approval Policies and Procedures

All audit fees are approved by the Audit Committee of our Board. The Audit Committee reviews, and in its sole discretion, pre-approves, our independent auditors’ annual engagement letter, including proposed fess and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-related Fees,” “All Other Fees,” and “Tax Fees,” as applicable, were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services prohibited by law or regulations.

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