Form 10-Q
period 2022-01-31
Kaival Brands Innovations Group, Inc.
filed 2022-03-17
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

31,139,416 shares of common stock, $0.001 par value, outstanding as of March 15, 2022

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the three months ended January 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, our ability to obtain the products we distribute from Bidi Vapor, LLC (“Bidi”), the timing and outcome of Bidi’s appeal of the U.S. Food and Drug Administration’s (the “FDA”) Premarket Tobacco Product Application (“PMTA”) determinations, the scope of future FDA enforcement of regulations in the electronic nicotine delivery system (“ENDS”), the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements, the impact of black-market goods on our business, the demand for the products we distribute, anticipated product performance, market and industry expectations, significant changes in our relationships with our distributors or sub-distributors, changes in government regulation or laws that affect our business, and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of our current and planned business initiatives, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; changes in government regulations or laws that affect our business; significant changes in our relationships with our distributor or sub-distributors; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	January 31, 2022	October 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$5,590,420	$7,760,228
Restricted Cash	65,542	65,007
Accounts receivable	1,296,204	1,985,186
Inventory deposit – related party	2,925,000	2,925,000
Inventories	11,841,750	15,326,370
Prepaid expenses	289,988	319,531
Income tax receivable	1,753,594	1,753,594
Total current assets	23,762,498	30,134,916

Right of use asset- operating lease	51,955	55,604

TOTAL ASSETS	$23,814,453	$30,190,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$180,017	$242,829
Accounts payable- related party	9,129,759	12,667,769
Accrued expenses	374,412	579,604
Operating lease obligation – short term	13,349	13,020
Customer refund due	147,690	316,800
Total current liabilities	9,845,227	13,820,022

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	42,686	46,185

TOTAL LIABILITIES	$9,887,913	$13,866,207

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 issued and outstanding as of January 31, 2022 and October 31, 2021)	3,000	3,000

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 30,236,696 and 30,195,312 issued and outstanding as of January 31, 2022 and October 31, 2021, respectively)	30,236	30,195

Additional paid-in capital	21,936,109	21,551,959

Accumulated deficit	(8,042,805)	(5,260,841)
Total Stockholders’ Equity	13,926,540	16,324,313
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,814,453	$30,190,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

  Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended January 31,
	2022	2021
Revenues
Revenues, net	$2,841,990	$37,369,967
Revenues - related parties	23,765	50,300
Excise tax on products	(23,872)	(58,748)
Total revenues, net	2,841,883	37,361,519

Cost of revenue
Cost of revenue - related party	3,484,620	32,479,100
Cost of revenue - other	48,172	86,021
Total cost of revenue	3,532,792	32,565,121

Gross (loss) profit	(690,909)	4,796,398

Operating expenses
Advertising and Promotion	592,501	960,502
General & Administrative expenses	1,498,554	3,418,339
Total operating expenses	2,091,055	4,378,841

Other Income
Interest income	—	330
Total Other Income	—	330

Income (loss) before income taxes provision (benefit)	(2,781,964)	417,887

Provision (benefit) for income taxes	—	(106,386)

Net income (loss)	$(2,781,964)	$311,501

Net income (loss) per common share - basic and diluted	$(0.09)	$0.01

Weighted average number of common shares outstanding - basic and diluted	30,234,477	23,187,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2022

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313
Stock Issued for Services – RSU	—	—	61,250	61	110,189	—	110,250
Common shares settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock Option Expenses	—	—	—	—	309,700	—	309,700
Net income	—	—	—	—	—	(2,781,964)	(2,781,804)
Balances, January 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2021 (Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings	Total

Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	—	—	44,583	45	76,655	—	76,700
Common shares settled and cancelled	—	—	(17,625)	(18)	(30,493)	—	(30,511)
Issuance of common shares for compensation	—	—	172,129	172	1,034,424	—	1,034,596
Net income	—	—	—	—	—	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	23,305,973	$23,306	$1,699,490	$4,084,098	$5,809,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended January 31, 2022	For the Three Months Ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,781,964)	$311,501
Adjustment to reconcile net (loss) income to net cash used in operating activities:

Stock based compensation	110,250	1,111,296
Stock option expense	309,700	—
ROU operating lease expense	3,649	3,949
Changes in current assets and liabilities:
Accounts receivable	688,982	(11,262,976)
Accounts receivable – related parties	—	(3,215)
Prepaid expenses	29,543	—
Inventory	3,484,620	(1,722)
Accounts payable	(62,812)	—
Accounts payable – related party	(3,538,010)	4,838,321
Accrued expenses	(205,192)	95,390
Deferred revenue	—	(623,096)
Income tax accrual	—	106,385
Customer refund due	(169,110)	—
Right of use liabilities – operating lease	(3,170)	(3,196)
Net cash used in operating activities	(2,133,514)	(5,427,336)

CASH FLOWS FROM FINANCING ACTIVITIES:

Settled RSU shares with cash	$(35,759)	$(30,511)
Cash flows used in financing activities	(35,759)	(30,511)

Net change in cash and restricted cash	$(2,169,273)	$(5,457,847)
Beginning cash and restricted cash balance	7,825,235	7,421,701
Ending cash and restricted cash balance	$5,655,962	$1,963,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$106,385	$—

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

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, a related party company, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively, the “A&R Distribution Agreement”) in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “BIDI® Stick.” The Company ceased all retail/direct-to-consumer sales in February 2021.

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

The Company’s operations have not been significantly impacted. No impairments have been recorded and no triggering events or changes in circumstances had occurred. While the spread of COVID-19 has slowed and social restrictions have largely been lifted, the full impact of the COVID-19 pandemic continues to evolve and remains uncertain. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. However, we have encountered some logistical delays related to product launches and distribution in international markets. The Company was also indirectly impacted by supply chain issues and regulatory oversight.

Impact of the FDA PMTA Decision

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

Separately, on September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of the company’s comprehensive applications, as required by the Tobacco Control Act, to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products. On February 1, 2022, U.S. Court of Appeals for the Eleventh Circuit granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits-based proceeding are currently scheduled for May 2022.

Finally, on October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the U.S. Court of Appeals for the Eleventh Circuit, which was granted on February 1, 2022.

In the event that the U.S. Court of Appeals issues for the Eleventh Circuit a ruling adverse to Bidi, or if the FDA otherwise chooses to enforce against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in the Company being unable to distribute such products, the Company’s business and financial condition would be materially adversely affected. The Company cannot provide any assurances as to the timing or outcome of the merits-based case.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiary, Kaival Labs. Intercompany transactions are eliminated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Annual Report on Form 10-K on February 16, 2022 (the “2021 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the 2021 Annual Report have been omitted.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2022 and October 31, 2021. Cash and restricted cash at January 31, 2022 and October 31, 2021 were $5,655,962 and $7,825,235, respectively.

Cash and restricted consist of cash and cash held short-term in escrow as required. As of January 31, 2022, and October 31, 2021, the Company had $65,542 and $65,007 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated balance sheet and the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	January 31,	October 31,
	2022	2021
Cash	$5,590,420	$7,760,228
Restricted cash	65,542	65,007
Total cash and restricted cash shown in statement of cash flows	$5,655,962	$7,825,235

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of January 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts was required. As of October 31, 2021, the Company also determined that no allowance for doubtful accounts was required.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the FIFO method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. All inventories are purchased from a related party as of October 31, 2021 and January 31, 2022, the inventories only consisted of finished goods, were significant, and were located in four storage locations, one of which was a related party, Bidi, and the other location was with a customer/sub distributor, Favs Business LLC (“Favs Business”). Based upon fiscal year 2021 inventory management procedures and their results, that have continued through the quarter ended January 31, 2022, the Company has determined that no allowance for the inventory valuation was required at January 31, 2022, nor October 31, 2021.

Inventory deposit related party

In the fourth quarter of fiscal 2021, the Company placed an order for BIDI® Sticks in anticipation of the distribution launch in the United Kingdom. In connection with this order, the Company paid $2.9 million from its capital financing raise to Bidi, a related party, in advance to have the BIDI® Sticks manufactured in compliance with the regulatory product requirements in the United Kingdom, which differs from the regulatory product requirements in the United States. The parties originally contemplated that delivery of the BIDI® Sticks to the Company would occur by the end of February 2022. Once delivered the BIDI® Sticks to be distributed in the United Kingdom will be maintained in appropriate warehousing for distribution and sale. As of the date these unaudited consolidated financial statements were issued, this has not been completed and no inventory has been transferred to the Company; thus, this remains a deposit. The parties anticipate that such delivery will occur by the end of the second quarter of 2022 or beginning of the third quarter of 2022, dependent upon the timing of the launch of distribution in the United Kingdom. In the event that delivery of the BIDI® Sticks and corresponding launch of distribution in the United Kingdom is further delayed, the parties intend that Bidi will return the inventory deposit to the Company.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and substantially all of our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 12.5% and 19.9% of our total sales of BIDI® Sticks for the fiscal quarters ended January 31, 2022 and 2021, respectively. On October 31, 2021, the Company and one of its customers, Favs Business, entered into a Consignment Agreement. As of October 31, 2021, the value of the Products stored at Favs Business under the Consignment Agreement was approximately $2,556,930. At January 31, 2022, the value of the Products stored at Favs Business under the Consignment Agreement was approximately $1,433,730.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at time of shipment to the customer. As of January 31, 2022 and October 31, 2021, the Company had not received any deposits from customers, respectively, which would be included with the Company’s current liabilities, if they existed.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted Products. Once received and inspected, the Company will issue a refund for the Product return. As of January 31, 2022 and October 31, 2021, the Company had customer refunds due in the amounts equal to approximately $147,690 and $316,800, respectively, which was the result of one of the Company’s sub-distributor customers returning Product that had become defective in storage. The approximately $147,690 due at January 31, 2022 represents the amount of the refund the Company will make to this customer.

Products Revenue

The Company generates revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the Products have been shipped to the customer. The Company determines that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between when the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

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

Concentration of Revenues and Accounts Receivable

For the three months ended January 31, 2022, approximately 45%, or $1,287,180, of the revenue from the sale of Products was generated from Favs Business, approximately 12%, or $352,554, of the revenue from the sale of Products was generated from Lakshmi Distributor Inc., doing business as C Store Master (“C Store Master”), and approximately 12%, or $332,595, of the revenue from the sale of Products was generated from The H.T. Hackney Company.

Favs Business and C Store Master had outstanding balances of approximately $374,400 and $282,414, respectively, which accounted for approximately 29% and 22%, respectively, of the total accounts receivable from customers as of January 31, 2022.

For the three months ended January 31, 2021, approximately 37%, or $13,888,376, of the revenue from the sale of Products was generated from Favs Business, approximately 18%, or $6,708,752, of the revenue from the sale of Products was generated from MMS Distribution, LLC (“MMS Distro”), and approximately 13%, or $4,879,427, of the revenue from the sale of Products was generated from C Store Master.

Favs Business, with an outstanding balance of approximately $8,601,200, and GPM Investment, LLC, with an outstanding balance of approximately $1,262,985, accounted for approximately 68% and 10% of the total accounts receivable from customers, respectively, as of January 31, 2021.

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

The fair value of each option granted during the fiscal three month period ended January 31, 2022 and at October 31, 2021 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2022	2021
Expected dividend yield	0%	0%
Expected option term (years)	10	10
Expected volatility	294.57%-301.53%	294.57%-301.53
Risk-free interest rate	1.19%-1.63%	1.19%-1.63%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for U.S. Treasury bills. The Company stock option expense for the fiscal three months ended January 31, 2022 and for the fiscal year October 31, 2021 was approximately $309,700 and $1,773,947, respectively.

The Company’s stock-based compensation for the fiscal three months ended January 31, 2022 and fiscal year October 31, 2021 was approximately $110,250 and $9,449,421, respectively.

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

The Company has Federal net operating loss (“NOL”) carryforwards of approximately $4,000,000 and state NOL carryforwards of approximately $1,800,000. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2018 and 2019 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After evaluation of the evidence, management determined that a valuation allowance of approximately $1,256,059 for the year ended on October 31, 2021, and the fiscal three month period ended January 31, 2022, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses.

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

If the U.S. Court of Appeals for the Eleventh Circuit agrees with Bidi in the merits case, the Company anticipates that the FDA will be compelled to place the flavored ENDS back into the PMTA scientific review process. If this is the outcome of the merits case, the Company will be able to fully market and sell the Products, subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA for flavored ENDS and the FDA issues its decision on each.

If the U.S. Court of Appeals for the Eleventh Circuit disagrees with Bidi on the merits case, or if the FDA otherwise chooses to enforce against Bidi, the Company will be forced to cease sales on the flavored ENDS in the United States market, leaving only the Tobacco and Menthol (Arctic) ENDS products for sale in the United States (pending the outcome of the specific PMTA filings and the administrative review request for the classification of “Arctic” as a standard menthol ENDS). If this is the outcome of the merits case, this combined with the negative cash flows from operations, raises substantial doubt on the Company’s ability to continue as a going concern.

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

Office Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). The Company’s Chief Executive Officer is an officer of Just Pick. Prior to this, the Company utilized the home office space and warehouse of its management at no cost through July 31, 2020. The Company does not have financing leases and only one operating lease for office space, with a related party. The operating lease is for a term of five years, beginning August 1, 2020, with rent of $1,000 payable monthly. Certain of the Company’s leases include renewal options and have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the option. As the operating lease does not provide for an implicit interest rate, we estimated a current borrowing rate of 4.5% in determining the present value of the lease. As of January 31, 2022 and October 31, 2021, the right-to-use (“ROU”) lease asset, net of accumulated amortization, was approximately $51,955 and $55,604, respectively. The initial recognition of the ROU operating lease was approximately $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2021 was approximately $14,529 and no payments were made on the ROU liability. The amortization expense for the ROU asset for the three months ended January 31, 2022 was approximately $3,649 and no payments were made on the ROU liability. At October 31, 2021, short-term ROU lease liability was approximately $13,020 and long-term liability was approximately $46,185, totaling approximately $59,205. At January 31, 2022, short-term ROU lease liability was approximately $13,349 and long-term liability was approximately $42,686, totaling approximately $56,035.

	2022	2023	2024	2025	Total
Lease payments	$13,500	$15,300	$18,000	$13,500	$60,300
Less discount imputed interest					(4,265)
Present value of future payments					56,035
Less current obligations					(13,349)
Long term lease obligations					$42,686

Storage Space

On November 1, 2021, the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made four payments on this lease, totaling approximately $10,139, during the three months ended January 31, 2022. On November 11, 2021, the Company entered into a month-to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made one payment in the amount of approximately $10,713 on December 15, 2021 for the rent on this lease during the three months ended January 31, 2022.

Note 5 – Stockholder Equity

Additional Paid-In Capital

During the three months ended January 31, 2022, approximately $309,700 of stock option expense was recognized and contributed an addition to Additional Paid-In Capital. Also, during the three months ended January 31, 2022, on November 1, 2021, RSUs previously granted to employees vested and shares of Common Stock were issued, which contributed approximately $74,451 to Additional Paid-In Capital, resulting in a total increase in Additional Paid-In Capital during the three months ended January 31, 2022 of approximately $384,151.

Preferred Shares Issued

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of January 31, 2022.

Common Shares Issued

The Company implemented the Reverse Stock Split, effective prior to the opening of the market on Tuesday, July 20, 2021. The Reverse Stock Split was implemented by the Company in support of its application to list on the Nasdaq Capital Market (“Nasdaq”). As a result of the Reverse Stock Split at the 1-for-12 ratio, every 12 shares of the Common Stock were exchanged for one share of the Common Stock. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 30,236,696 shares of Common Stock issued and outstanding as of January 31, 2022.

 Warrants Shares Issued

As part of the Company’s firm underwritten public offering during fiscal 2021, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in the year 2026. During the year ended October 31, 2021, warrants for 879,828 shares were exercised for $1,665,113. No warrants were exercised during the three-month period ended January 31, 2022. The aggregate intrinsic value of the outstanding Common Stock warrants as of January 31, 2022 and October 31, 2021 was $0. The weighted average remaining term of the outstanding Common Stock warrants is 4.68 years as of January 31, 2022.

The following is a summary of the stock warrant plan activity during the fiscal three months ended January 31, 2022 and the year ended October 31, 2021.

	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the Period	3,173,922	$1.90	—	$1.90

Granted	—	—	4,053,750	1.90
Exercised	—	—	(879,828)	1.90

Canceled, forfeited, expired	—	—	—	1.90

Warrants Outstanding and Exercisable at End of Period	3,173,922	$1.90	3,173,922	$1.90

Restricted Stock Unit Awards

On November 5, 2021, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of approximately $110,250 of share-based compensation. Of the shares issued to employees, 19,866 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $35,759. As of January 31, 2022, there remained 437,917 unvested RSUs with approximately $900,769 of related unvested compensation.

Stock Options

During fiscal year 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 41,667 fully vested on December 1, 2021, 68,333 vest over the next 2 years on March 17, 2022, and 2023, and 17,500 vest over the next 2 years on June 30, 2022 and 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. These options have a weighted average remaining life of 9.43 years as of October 31, 2021 and of 9.08 years as of January 31, 2022. The options expire in the year 2031. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of 50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years. The Company granted no new options during the three months ended January 31, 2022. The aggregate intrinsic value of these outstanding options as of October 31, 2021 and January 31, 2022 was $0.

The fair values of the options on the grant dates was approximately $3,088,002 using a Black-Scholes option pricing model with the following assumptions: stock price range of $9.12 to $27.36 per share (based on the quoted trading price on the date of grant), volatility range of 294.57% to 301.53%, expected term of 10 years, and a risk-free interest rate range of 1.19% to 1.63%. The Company is amortizing the expense over the vesting terms of each option. The total stock option expense for the three months ended January 31, 2022 was approximately $309,700. The fiscal year 2021 total unamortized stock option expense at October 31, 2021 was approximately $1,314,056. The fiscal year 2022 unamortized stock option expense at January 31, 2022 was approximately $1,004,356.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the three months ended January 31, 2022, the Company recognized revenue of approximately $23,765 from four companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife. As of January 31, 2022, the Company has accounts receivable from this related party in the amount of approximately $245.

During the three months ended January 31, 2021, the Company recognized revenue of approximately $50,300 from three companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife.

Concentration Purchases and Accounts Payable

During the three months ended January 31, 2022, the Company did not purchase Products from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Executive Officer. As of January 31, 2022, the Company had accounts payable to Bidi of approximately $9,129,759 and Products valued at approximately $11,841,750 were held in inventory.

During the three months ended January 31, 2021, the Company purchased Products of approximately $32,479,100 from Bidi, a related party company. As of January 31, 2021, the Company had accounts payable to Bidi of approximately $6,247,882. During the three months ended January 31, 2021, 100% of all Product purchases were made by the Company from Bidi.

Leased Office Space and Storage Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick. The Company’s Chief Executive Officer is an officer of Just Pick. During fiscal year 2021, the Company was not charged for the leased space under the terms and conditions of the lease between the Company and Just Pick and was not charged for the separate warehouse space provided by Just Pick; thus, no payments were made on the lease. During the three months ended January 31, 2022, no payments were made on the lease because the Company continued to not be charged under the five-year lease agreement for this office and storage space.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2022 and January 31, 2021 other than the below:

Patent Contribution Agreement

On May 4, 2021, Next Generation Labs, LLC (“Next Generation”) notified the Company that a “reversion event” had occurred under that certain Patent Contribution Agreement, dated September 28, 2020 (the “Patent Contribution Agreement”). Pursuant to the Patent Contribution Agreement, Next Generation agreed to contribute certain patents, patent applications, and patent data, described on Exhibit “A” of the Patent Contribution Agreement (the “Patents”), and to the Company and the Company would subsequently transfer the Patents to Kaival Labs.

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

Cash and Equity Bonus Awards

On May 28, 2020, the Board approved cash bonus awards to each of the Company’s Chief Executive Officer and its Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 7,500 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 6,250 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended January 31, 2021, the $75 million and $100 million accumulated revenue targets were both achieved and the Company determined that the fair market value of the 13,750 shares, or approximately $70,785, and the cash bonuses totaling $100,000 should be accrued at January 31, 2021.

During the quarter ended January 31, 2022, the $125 million accumulated revenue targets were achieved and the Company determined that cash bonuses totaling $50,000 should be accrued at January 31, 2022.

Service Agreement

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment” and, collectively with the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Effective as of March 16, 2021, the Company entered into the Second Amendment to Service Agreement (the “Second Amendment” and, collectively with the Amended Service Agreement, the “Further Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the Further Amended Service Agreement, the parties agreed to the following “General Compensation” payments: (i) for the Services provided in

March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) for each calendar month between November 1, 2020 and October 31, 2021, the Company paid QuikfillRx $125,000 per month for the Services to be performed during such calendar month; (iv) if the parties agree to extend the term of the Further Amended Service Agreement beyond October 31, 2021, then for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month; and (v) if the parties agree to extend the term of the Further Amended Service Agreement beyond October 31, 2022, then for the period between November 1, 2022 and October 31, 2021, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month. On November 1, 2021, the parties agreed to extend the term for an additional one-year period. In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and Common Stock.
●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick which granted stock options to purchase 41,667 shares of the Company’s common stock in exchange for consulting services. The shares underlying the stock option fully vested on December 1, 2021. The exercise price per share is $28.68. The Company recognized approximately $190,000 in expense to account for the stock options. Russell Quick is the Chief Executive Officer of QuikfillRx. The Company accrued approximately $34,524 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended January 31, 2022.

Note 8 – Subsequent Events

Share-based Compensation

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

On February 5, 2022, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees. Of the shares issued to employees, 24,058 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $23,336.

On February 27, 2022, the Company’s Compensation Committee (the “Committee”) and the Board approved the grant of a stock option award to Mark Thoenes, Interim Chief Financial Officer, to acquire up to 100,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.45 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. At the grant date, 50,000 option shares became immediately vested, with the remaining 50,000 option shares vesting on the one-year anniversary of the grant date. The option has a ten-year term.

On February 27, 2022, the Committee and the Board approved the grant of a stock option award to Russell Quick, as an independent consultant providing strategic advising and negotiation assistance for potential international distribution agreements, to acquire up to 100,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.45 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. At the grant date, 50,000 option shares became immediately vested, with the remaining 50,000 option shares vesting on the one-year anniversary of the grant date. The option has a ten-year term.

On March 5, 2022, the Committee and the Board approved the grant of a stock option award to Nirajkumar Patel, Chief Executive Officer, to acquire up to 600,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. At the grant date, 300,000 option shares became immediately vested, with the remaining 300,000 option shares vesting on the one-year anniversary of the grant date. The option has a ten-year term.

Previously, the Company granted Mr. Patel 250,000 RSUs , which vest over a three-year period (the “Patel Time Vesting RSUs”), and 500,000 RSUs that vest only upon a change of control of the Company or if the Company achieves in excess of $1 billion in accumulated total gross revenues (the “Patel Event Vesting RSUs”). On March 5, 2022, the Company and Mr. Patel agreed to terminate the (i) 120,833 unvested Patel Time Vesting RSUs and (ii) 500,000 unvested Patel Event Vesting RSUs.

On March 5, 2022, the Committee and the Board approved the grant of stock option awards to Eric Mosser, Chief Operating Officer, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. At the grant date, 250,000 option shares became immediately vested, with the remaining 250,000 option shares vesting on the one-year anniversary of the grant date. The option has a ten-year term.

Similarly, the Company previously granted Mr. Mosser 250,000 RSUs, which vest over a three-year period (the “Mosser Time Vesting RSUs”), and 333,334 RSUs that vest only upon a change of control of the Company or if the Company achieves in excess of $1 billion in accumulated total gross revenues (the “Mosser Event Vesting RSUs”). On March 5, 2022, the Company and Mr. Mosser agreed to terminate the (i) 120,833 unvested Mosser Time Vesting RSUs and (ii) 333,334 unvested Mosser Event Vesting RSUs.

On March 5, 2022, the Committee and the Board approved the grant of stock option awards to 5 employees, to acquire up to 285,600 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. At the grant date, 142,800 option shares became immediately vested, with the remaining 142,800 option shares vesting on the one-year anniversary of the grant date. The options have a ten-year term.

Previously, we granted these 5 employees 317,499 RSUs, which vest over a three-year period (the “Employee Vesting RSUs”), and 317,499 RSUs that vest only upon a change of control of the Company or if the Company achieves in excess of $1 billion in accumulated total gross revenues (the “Employee Event Vesting RSUs”). On March 5, 2022, the Company and the 5 employees each agreed to terminate the (i) 135,001 unvested Employee Time Vesting RSUs and (ii) 317,499 unvested Employee Event Vesting RSUs.

On March 9, 2022, the Committee approved an annual base salary equal to $300,000 for Mr. Patel and $240,000 for Mr. Mosser. The annual base salaries will be reviewed by the Committee on an annual basis.

Further, the Board previously approved a cash bonus award to (i) Mr. Patel equal to $30,000 for every $25 million in gross revenues generated by us (the “Patel Cash Bonus Award”) and (ii) Mr. Mosser equal to $20,000 for every $25 million in gross revenues generated by us (the “Mosser Cash Bonus Award” and, together with the Patel Cash Bonus Award, the “Cash Bonus Awards”). On March 9, 2022, the Committee terminated the Cash Bonus Awards.

On February 28, 2022 and on March 3, 2022 the Company issued 10,000 shares and 2,963 shares, respectively, of the Company’s Common Stock to Mr. Rudy Singh as payment for the EDGAR filing services.

Warrants Shares Exercised

Between February 14, 2022 and March 1, 2022, 800,355 shares of Common Stock were issued upon the exercise of warrants, and the Company received approximately $1,520,693 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended January 31, 2022 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2021 contained in 2021 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational; however, we were indirectly negatively impacted by COVID-19.

We were indirectly impacted by supply chain issues and regulatory oversight. First, COVID-19 impacted Bidi’s ability to quality test and develop its new product, the BIDI® Pouch, in line with its targeted release date, which negatively impacted our ability to begin distribution of the BIDI® Pouch. Secondly, we believe that many retailers and distributers relaxed their compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate revenue. We believe this relaxation of standards by certain retailers significantly impacted our revenues.

Impact of the FDA PMTA Decision

In September 2021, in connection with the PMTA process, the FDA effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of an MDO, manufacturers are required to stop selling non-tobacco flavored ENDS product. As of September 10, 2021, the FDA announced that it has taken action on over 93% of applications and issued MDOs for more than 1,167,000 flavored ENDS products, while issuing zero marketing authorizations.

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

Separately, on September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the APA, as well as ultra vires, for the FDA not to conduct any scientific review of the company’s comprehensive applications, as required by the Tobacco Control Act, to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products. On February 1, 2022, U.S. Court of Appeals for the Eleventh Circuit granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits-based proceeding are currently scheduled for May 2022.

Finally, on October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the U.S. Court of Appeals for the Eleventh Circuit, which was granted on February 1, 2022.

In the event that the U.S. Court of Appeals issues for the Eleventh Circuit a ruling adverse to Bidi, or if the FDA otherwise chooses to enforce against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in the Company being unable to distribute such products, the Company’s business and financial condition would be materially adversely affected. The Company cannot provide any assurances as to the timing or outcome of the merits-based case.

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

These international market approvals Bidi has previously secured are for the full formulation lineup, including all flavors. Because the FDA’s PMTA restrictions and guidelines do not pertain to international markets, Bidi intends to continue manufacturing its full product lineup, for distribution by us in these international markets. Accordingly, in light of the pending MDO appeal and uncertainty regarding the FDA’s review of the PMTA, as well as the ongoing threat of the FDA enforcement, Bidi intends to expedite the planned product launches into foreign markets starting with the United Kingdom. We are also actively exploring potential partnerships with international distribution companies in order to possibly expand Product distribution more rapidly in these international markets.

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

Description of Business

We are focused on growing and incubating innovative and profitable products into mature, dominant brands. Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. We ceased all retail/direct-to-consumer sales in February 2021. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all the branding, logos, and marketing materials to be utilized by us in connection with our marking and promotion of the Products. We do not manufacture any of the Products we resell. Currently, the Products consist of the “BIDI® Stick,” a disposable, tamper-resistant ENDS Product and, once launched, of which there can be no assurances, the “BIDI® Pouch,” which provides a tobacco-derived nicotine formulation, containing natural fibers and a chew-base filler.

In connection with the A&R Distribution Agreement, we entered into Sub-Distribution Agreements, whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory

We process all sales made only to non-retail customers, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all retail/direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking (“PACT”) Act. We provide all customer service and support at our own expense. Bidi sets the minimum prices for all sales made by us. We maintain adequate inventory levels of the Products in order to meet the demands of our non-retail customers, and deliver the Products sold to these customers.

Current Product Offerings

Pursuant to the A&R Distribution Agreement, we sell and resell ENDS Products, also referred to as (“e-cigarettes”), to non-retail level customers. Our primary Product we resell is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, or whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. All of our flavor options will continue to be available to the 11 European Markets we have received marketing and distribution approvals. We are wholly dependent on Bidi to supply the BIDI® Sticks to us for distribution. Accordingly, any supply or other issues that impact Bidi, indirectly impacts us and our ability to operate our business.

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

On July 14, 2021, we announced plans to launch our first Kaival-branded product, a Hemp CBD product. In addition to our Kaival-branded formulation, we anticipate that we will also provide white label, wholesale solutions for other product manufacturers through our subsidiary, Kaival Labs. However, as of the date of this Quarterly Report, we have not launched any Kaival-branded products, nor have we begun to offer white label, wholesale solutions to other product manufacturers.

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

If the Eleventh Circuit Court of appeals disagrees with Bidi on the merits case, or if the FDA re-issues the MDO after completing its scientific review process for each of Bidi’s PMTAs for its flavored ENDS, or if The DA otherwise chooses to enforce against Bidi, we will be forced to cease sales on the flavored BIDI® Sticks in the United States market, leaving only the Tobacco (Classic) and Menthol (Arctic) BIDI® Sticks products for sale in the United States (which, with respect to the Menthol (Arctic) BIDI® Stick, depends on the outcome of the specific PMTA filings and the administrative review request for the classification of “Arctic” as a standard menthol ENDS). If this is the outcome of the merits case, this combined with a negative cash flow from operations, would raise substantial doubt on our ability to continue as a going concern.

Management plans to continue similar operations with increased marketing, which we believe will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally.

The unaudited consolidated financial statements filed as part of this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of March 17, 2022. However, we are awaiting the outcome of Bidi’s merit-based case pending in the Eleventh Circuit Court of Appeals with respect to the MDO issued by the FDA in September 2021. If the Eleventh Circuit Court of Appeals rules against Bidi, our business and financial condition will be materially adversely affected, including our ability to generate revenues and our liquidity. Other than the ongoing MDO matters, we have no known current demands or commitments and are not aware of any events or uncertainties as of January 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current requirements for cash and resulting improved liquidity.

At January 31, 2022, we had working capital of approximately $13.9 million and total cash of approximately $5.7 million.

We intend to generally rely on cash from operations and equity and debt offerings, to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of the FDA’s PMTA process and Bidi’s receipt of a MDO from the FDA; however, an extended impact, or a negative ruling in Bidi’s merits-based litigation case or the FDA ultimately not approving Bidi’s PMTA if it is re-evaluated could have a material and adverse effect on our sales, earnings, and liquidity. At this time, we do not foresee the need for further strategic financing for the next twelve months, given the financing we completed in September 2021, as indicated below, and our continual sales efforts and results.

In September 2021, we completed a firm commitment underwritten offering, which offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-258339) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 10, 2021. We sold 4,700,000 shares of our Common Stock and warrants to purchase an additional 3,525,000 shares of our Common Stock. We sold each share of our Common Stock and warrants to purchase 0.75 shares of our Common Stock at a combined public offering price of $1.70. We also granted the underwriter the option to purchase an additional 705,000 shares of our Common Stock and warrants to purchase an additional 528,750 shares of our Common Stock. We received net proceeds from the offering of approximately $8.3 million. We have also received approximately $1.7 million from the exercise of the warrants. We used the proceeds for general corporate purposes.

Cash Flows:

Cash flow used in operations was approximately $(2.1) million for the first three months of fiscal year 2022, compared to $(5.4) million used in operations for the first three months of fiscal year 2021. The decrease in cash flow used in operations for the first three months of fiscal year 2022 compared to the first three months of fiscal 2021 was primarily due to the use of cash resulting from a very significant increase in accounts receivable of approximately ($11.3) million as the result of very significant sales that occurred during the first three months of fiscal year 2021, offset to a lesser degree by the growth of accounts payable – related party of approximately $4.8 million and stock based compensation of approximately $1.1 million.

Cash flow used in financing activities was approximately $35,759 for the first three months of fiscal year 2022, compared to approximately $30,511 for the first three months of fiscal year 2021. The cash used in financing activities for the first three months of fiscal year of 2022 and fiscal year 2021 consisted of cash used for the settlement of RSUs issued to employees.

Results of Operations

Three months ended January 31, 2022, compared to three months ended January 31, 2021

Revenues:

Revenues, net for the first quarter of fiscal year 2022 were approximately $2.8 million, compared to approximately $37.4 million in the same period of the prior fiscal year. Revenues decreased in the first quarter of fiscal year 2022, generally due to (i) Bidi’s receipt of the MDO, which limited our ability during the first quarter of fiscal year 2022 to sell flavored BIDI® Sticks in the United States and (ii) increased competition, which we believe was the result of the lack of enforcement by federal and state authorities against sub-par and low-priced vaping products that continued to enter the market illegally without FDA authorization. A recent court ruling in favor of Bidi granted a judicial stay on the MDO previously issued by the FDA banning the marketing and sale of flavored BIDI® Sticks, amongst banning these flavored sticks with other industry competitors. As a result of the judicial stay of Bidi’s MDO, we revenues to continue to resume an upward trajectory as renewed distribution ramps up and sales of flavored BIDI® Sticks products increase, which sales remain subject to FDA’s enforcement discretion (and assuming that Bidi is successful in its currently pending merits-based case). We also anticipate that if the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue, net and Gross Profit (Loss):

Gross loss in the first quarter of fiscal year 2022 was approximately ($700,000), or approximately (24.3%), of revenues, net, compared to approximately $4.8 million gross profit, or approximately11.2%, of revenues, net, for the first quarter of fiscal year 2021. Total cost of revenue, net was approximately $3.5 million, or approximately 124.3%, of revenue, net for the first quarter of fiscal year 2022, compared to approximately $32.6 million, or approximately 87.2%, of revenue, net for the first quarter of fiscal year 2021. The decrease in gross profit is primarily driven by the decrease in overall sales and the recognition of accumulated year-to-date credits/discounts/rebates given to customers, totaling approximately $854,000, resulting in an offset to revenue, net, during the first quarter of fiscal year 2022.

Operating Expenses:

Total operating expenses were approximately $2.1 million for the first quarter of fiscal year 2022, compared to approximately $4.4 million for the first quarter of fiscal year 2021. For the first quarter of fiscal year 2022, operating expenses consisted primarily of advertising and promotion fees of approximately $593,000, professional fees totaling approximately $481,000 and general and administrative expenses of approximately $1.0 million. General and administrative expenses in the first quarter of fiscal year 2022 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, banking fees, business fees and state and franchise taxes. For the first quarter of fiscal year 2021, operating expenses consisted primarily of advertising and promotion fees of approximately $958,000, professional fees totaling approximately $2.5 million and, general and administrative expenses of approximately $942,000. General and administrative expenses in the first quarter of fiscal year 2021 consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to continue to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the first quarter of fiscal year 2022, we did not accrue for income taxes, due to the pre-tax loss of approximately ($2.8) million, compared to a tax provision of approximately $106,000 for the first quarter of fiscal year 2021, due to the amount of pre-tax income for that three-month period. The reduction from the first quarter of fiscal year 2021 was due to the pre-tax operating loss recognized during the first quarter of fiscal year 2022.

Net Income (Loss):

As a result of the items noted above, the net loss for the first quarter of fiscal year 2022 was approximately ($2.8) million, or ($0.09) basic and diluted loss per share, compared to net income of approximately $0.3 million, or $0.01 basic and diluted earnings per share, for the first quarter of fiscal year 2021. The decrease in net income for the first quarter of fiscal year 2022, as compared to the first quarter of fiscal year 2021, is primarily attributable to the decreased revenues and increase in customer credits/discounts/rebates, as noted above.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2022 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2021 Annual Report for the year ended October 31, 2021.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting remained ineffective as of January 31, 2022 based on such criteria. Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the location, size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we have undertaken certain remediation measures to date to address the material weaknesses described in this Quarterly Report, including implementing procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight, as well as more timely formal communications processes, more diligent review and approval of all disbursements and more timely review of all banking transactions sales orders and inventory management.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fiscal there months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share-based Compensation

During the three months ended January 31, 2022, we issued the following securities as compensation to certain of our employees and consultants:

On November 5, 2021, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of approximately $110,250 of share-based compensation. Of the shares issued to employees, 19,866 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $35,759. As of January 31, 2022, there remained 437,917 unvested RSUs with approximately $900,769 of related unvested compensation.

Following the end of the three months ended January 31, 2022, we issued the following securities as compensation:

On February 4, 2022, the Company entered into a Consulting Agreement with Oakhill Europe Ltd (“Oakhill Europe”), pursuant to which the Company engaged Oakhill Europe to provide strategic advising and negotiation assistance for potential international distribution agreements (collectively, the “Oakhill Services”), in exchange for a cash monthly retainer, incentive compensation bonuses, and an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events.

On February 5, 2022, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees. The RSUs were a portion of the compensation paid to such employees for their services to us. Of the shares issued to employees, 24,058 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $23,336. The issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On February 27, 2022, the Company granted a stock option award to Mark Thoenes, Interim Chief Financial Officer, to acquire up to 100,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Thoenes’ services. The option shares are exercisable at a price of $2.45 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On February 27, 2022, the Company granted a stock option award to Russell Quick, as an independent consultant providing strategic advising and negotiation assistance for potential international distribution agreements, to acquire up to 100,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.45 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted a stock option award to Nirajkumar Patel, Chief Executive Officer, to acquire up to 600,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Executive Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted stock option awards to Eric Mosser, Chief Operating Officer, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Operating Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Committee and the Board approved the grant of stock option awards to 5 employees, to acquire up to 285,600 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On February 28, 2022 and on March 3, 2022 the Company issued 10,000 shares and 2,963 shares, respectively, of the Company’s Common Stock to Mr. Rudy Singh as payment for the EDGAR filing services performed for the filing of the Company’s Fiscal Year 2021 10K report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.12	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 20, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.13	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.14	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.15	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.16	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.17	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.18	Amended and Restated Independent Direct Agreement, dated March 29, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.19	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.20	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.21	Form of Non-Qualified Stock Option, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2022, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 17, 2022	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President and Chief Executive Officer

Date: March 17, 2022	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer