Form 10-Q
period 2022-04-30
Kaival Brands Innovations Group, Inc.
filed 2022-06-21
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

31,166,090 shares of common stock, $0.001 par value, outstanding as of June 13, 2022

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the three and six months ended April 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, our ability to obtain the products we distribute from Bidi Vapor, LLC (“Bidi”), the timing and outcome of Bidi’s appeal of the U.S. Food and Drug Administration’s (the “FDA”) Premarket Tobacco Product Application (“PMTA”) marketing authorization denials for Bidi’s non-tobacco flavored products, the scope of future FDA enforcement of regulations in the electronic nicotine delivery system (“ENDS”), the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements, the impact of black-market goods on our business, the success of the agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”) related to the international distribution of the BIDI® Stick, the demand for the products we distribute, anticipated product performance, market and industry expectations, significant changes in our relationships with our distributors or sub-distributors, changes in government regulation or laws that affect our business, and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of our current and planned business initiatives, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; changes in government regulations or laws that affect our business; significant changes in our relationships with our distributor or sub-distributors; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	April 30, 2022	October 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$4,661,495	$7,760,228
Restricted Cash	65,542	65,007
Accounts receivable	1,175,583	1,985,186
Inventory deposit – related party	—	2,925,000
Inventories	9,214,320	15,326,370
Prepaid expenses	375,891	319,531
Income tax receivable	1,753,594	1,753,594
Total current assets	17,246,425	30,134,916

Right of use asset- operating lease	48,299	55,604

TOTAL ASSETS	$17,294,724	$30,190,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$224,774	$242,829
Accounts payable- related party	3,394,759	12,667,769
Accrued expenses	467,079	579,604
Operating lease obligation – short term	13,680	13,020
Customer refund due	2,382	316,800
Total current liabilities	4,102,674	13,820,022

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	39,180	46,185

TOTAL LIABILITIES	4,141,854	13,866,207

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 3,000,000 issued and outstanding as of April 30, 2022 and October 31, 2021)	3,000	3,000

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 31,166,090 and 30,195,312 issued and outstanding as of April 30, 2022 and October 31, 2021, respectively)	31,166	30,195

Additional paid-in capital	26,173,669	21,551,959

Accumulated deficit	(13,054,965)	(5,260,841)
Total Stockholders’ Equity	13,152,870	16,324,313
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,294,724	$30,190,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2022	2021	2022	2021
Revenues
Revenues, net	$3,099,751	$18,752,086	$5,965,506	$56,122,053
Revenues - related parties	—	11,245	—	61,545
Excise tax on products	(39,727)	(614,252)	(63,599)	(673,000)
Total revenues	3,060,024	18,149,079	5,901,907	55,510,598

Cost of revenue
Cost of revenue - related party	2,627,430	11,792,353	6,112,050	44,271,453
Cost of revenue - other	44,925	70,247	93,097	156,268
Total cost of revenue	2,672,355	11,862,600	6,205,147	44,427,721

Gross profit	387,669	6,286,479	(303,240)	11,082,877

Operating expenses
Advertising and Promotion	761,069	800,685	1,353,570	1,761,187
General & Administrative expenses	4,644,567	9,558,009	6,143,121	12,976,348
Total operating expenses	5,405,636	10,358,694	7,496,691	14,737,535

Other Income
Interest income	—	46	—	376
Total Other Income	—	46	—	—

Income (loss) before income taxes provision	(5,017,967)	(4,072,169)	(7,799,931)	(3,654,282)

Provision for income taxes	5,807	(186,758)	5,807	(293,144)

Net income (loss)	$(5,012,160)	$(4,258,927)	$(7,794,124)	$(3,947,426)

Net income (loss) per common share - basic and diluted	$(0.16)	$(0.18)	$(0.25)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	30,701,393	23,511,959	30,680,701	23,368,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2022

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313
Stock Issued for Services – RSUs	—	—	61,250	61	110,189	—	110,250
Common shares settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock Option Expenses	—	—	—	—	309,700	—	309,700
Net income	—	—	—	—	—	(2,781,964)	(2,781,964)
Balances, January, 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540
Stock Issued for Services – RSUs	—	—	80,166	80	80,086	—	80,166
Common shares settled and cancelled	—	—	(24,058)	(24)	(24,034)	—	(24,058)
Exercise of common stock warrants	—	—	873,286	874	1,565,316	—	1,566,190
Stock Option Expenses	—	—	—	—	2,616,192	—	2,616,192
Net income	—	—	—	—	—	(5,012,160)	(5,012,160)
Balances, April, 30, 2022	3,000,000	$3,000	31,166,090	$31,166	$26,173,669	$(13,054,965)	$13,152,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2021

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings	Total

Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	—	—	44,583	45	76,655	—	76,700
Common shares settled and cancelled	—	—	(17,625)	(18)	(30,493)	—	(30,511)
Issuance of common shares for compensation	—	—	172,129	172	1,034,424	—	1,034,596
Net income	—	—	—	—	—	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	23,305,973	$23,306	$1,699,490	$4,084,098	$5,809,894

Issuance of common shares for employee compensation	—	—	64,583	65	647,396	—	647,461
Common shares settled and cancelled	—	—	(20,505)	(21)	(47,443)	—	(47,464)
Issuance of common shares for compensation	—	—	216,924	217	6,494,338	—	6,494,555
Stock Option Expenses	—	—	—	—	579,699	—	579,699
Net income	—	—	—	—	—	(4,258,927)	(4,258,927)
Balances, April, 30, 2021	3,000,000	$3,000	23,566,975	$23,567	$9,373,480	$(174,829)	$9,225,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended April 30, 2022	For the Six Months Ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,794,124)	$(3,947,426)
Adjustment to reconcile net (loss) income to net cash used in operating activities:

Stock based compensation	190,416	8,253,312
Stock option expense	2,925,892	579,699
ROU operating lease expense	7,305	7,905
Changes in current assets and liabilities:
Accounts receivable	809,603	(16,734,585)
Accounts receivable – related parties	—	14,595
Prepaid expenses	(56,360)	(30,000)
Inventory deposit – related party	2,925,000	—
Inventory	6,112,050	(28,787,767)
Accounts payable	(18,055)	272,509
Accounts payable – related party	(9,273,010)	36,592,072
Accrued expenses	(112,525)	(37,854)
Deferred revenue	—	(623,096)
Income tax accrual	—	(756,078)
Customer refund due	(314,418)	—
Right of use liabilities – operating lease	(6,345)	(6,345)
Net cash used in operating activities	(4,604,571)	(5,203,059)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock warrant exercises	1,566,190	—
Settled RSUs with cash	(59,817)	(77,975)
Cash flows provided by (used in) financing activities	1,506,373	(77,975)

Net change in cash and restricted cash	(3,098,198)	(5,281,034)
Beginning cash and restricted cash balance	7,825,235	7,421,701
Ending cash and restricted cash balance	$4,727,037	$2,140,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$106,385

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

Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “BIDI® Stick.” The Company ceased all retail/direct-to-consumer sales in February 2021. Subsequent to April 30, 2022, the Company entered into a third amended and restated exclusive distribution agreement (the “Third A&R Distribution Agreement”). For additional information, see Note 8, Subsequent Events.

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

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary of the Company. On March 11, 2022, the Company formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary of the Company.

On July 16, 2021, the Company filed a Certificate of Amendment to the Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Reverse Stock Split was effective as of 12:01 a.m. Eastern time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, the Board of Directors (the “Board”) approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Quarterly Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the Reverse Stock Split.

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

On July 14, 2021, the Company announced plans to launch its first Kaival-branded product, a Hemp CBD product. In addition to its branded formulation, the Company anticipates that it will also provide white label, wholesale solutions for other product manufacturers through its subsidiary, Kaival Labs. The Company has not yet launched any branded product, nor has it begun to provide white label wholesale solutions for other product manufacturers.

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

The Company’s operations have not been directly impacted by COVID-19. However, we have encountered some logistical delays related to product launches and distribution in international markets. The Company was also indirectly impacted by supply chain issues and regulatory oversight. No impairments have been recorded and no triggering events or changes in circumstances had occurred. While the spread of COVID-19 has slowed and social restrictions have been largely lifted, the full impact of the COVID-19 pandemic continues to evolve and remains uncertain, particularly as new variants of the virus emerge. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain.

Impact of the FDA PMTA Decision

As of March 2022, the FDA announced that it has taken action on over 99% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO.  First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a flavored ENDS product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products.

Finally, on October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021, pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the U.S. Court of Appeals for the Eleventh Circuit, which was granted on February 1, 2022.

On February 1, 2022, the U.S. Court of Appeals for the Eleventh Circuit granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits-based proceeding were held on May 17, 2022.

In the event that the U.S. Court of Appeals for the Eleventh Circuit issues a ruling adverse to Bidi, or if the FDA otherwise chooses to enforce the MDO against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in the Company being unable to distribute such products, and the Company’s business and financial condition would be materially adversely affected. The Company cannot provide any assurances as to the timing or outcome of the merits-based case.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs, Inc. and Kaival Brands International, LLC. Intercompany transactions are eliminated.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2022 and October 31, 2021. Cash and restricted cash at April 30, 2022 and October 31, 2021 were $4,727,037 and $7,825,235, respectively.

Restricted cash consists of cash held in short-term escrow as required. As of April 30, 2022, and October 31, 2021, the Company had $65,542 and $65,007 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated balance sheet and the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	April 30, 2022	October 31, 2021
Cash	$4,661,495	$7,760,228
Restricted cash	65,542	65,007
Total cash and restricted cash shown in statement of cash flows	$4,727,037	$7,825,235

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of April 30, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts was required. As of October 31, 2021, the Company also determined that no allowance for doubtful accounts was required.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the FIFO method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. All inventories (i) were purchased from Bidi, a related party, as of October 31, 2021 and April 30, 2022, (ii) only consisted of finished goods, (iii) were significant, and (iv) were located in three storage warehouses: (1) the primary leased warehouse, which is owned by a related party, Just Pick, LLC (“Just Pick”), (2) a customer/sub distributor warehouse, which is owned by Favs Business LLC (“Favs Business”), and (3) a third-party logistics services warehouse, which is owned by Ranger Enterprises, LLC (“Ranger”). Based upon fiscal year 2021 inventory management procedures and their results, that have continued through the quarter ended April 30, 2022, the Company has determined that no allowance for the inventory valuation was required at April 30, 2022, nor October 31, 2021.

Inventory deposit related party

In the fourth quarter of fiscal 2021, the Company placed an order for BIDI® Sticks in anticipation of the distribution launch in the United Kingdom. In connection with this order, the Company paid $2,925,000 from its capital financing raise to Bidi, a related party, in advance to have the BIDI® Sticks manufactured in compliance with the regulatory product requirements in the United Kingdom, which differs from the regulatory product requirements in the United States. The parties originally contemplated that delivery of the BIDI® Sticks to the Company would occur by the end of April 2022. On April 29, 2022, the Company and Bidi agreed to cancel the order due to an internal change of approach to international distribution, and Bidi agreed to credit the $2,925,000 against the accounts payable balance owed by the Company to Bidi. As of April 30, 2022, the Company has on its balance sheet a zero balance for inventory deposits and inventory deposits related party.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. On October 31, 2021, the Company and one of its customers, Favs Business, entered into a Consignment Agreement. As of October 31, 2021, the value of the Products stored at Favs Business under the Consignment Agreement was approximately $2,556,930. As of April 30, 2022, the value of the Products stored at Favs Business under the Consignment Agreement was approximately $1,433,730.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at time of shipment to the customer. As of April 30, 2022, the Company had received $2,382 in deposits from customers, included with the Company’s current liabilities. As of October 31, 2021, the Company had not received any deposits from customers.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received, and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted Products. Once received and inspected, the Company will issue a refund for the Product return. As of April 30, 2022 and October 31, 2021, the Company had customer refunds due in the amounts equal to approximately $0 and $316,800, respectively, which refund was the result of one of the Company’s sub-distributor customers returning Products that had become defective in storage.

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

Concentration of Revenues and Accounts Receivable

For the six months ended April 30, 2022, approximately 40%, or $2,366,200, of the revenue from the sale of Products was generated from Favs Business, and approximately 15%, or $877,264, of the revenue from the sale of Products was generated from The H.T. Hackney Company.

Favs Business had an outstanding balance of approximately $305,430, which accounted for approximately 26% of the Company’s total accounts receivable from customers as of April 30, 2022. The H.T. Hackney Company had an outstanding balance of approximately $297,629, which accounted for approximately 25% of the Company’s total accounts receivable from customers as of April 30, 2022.  Grocery Supply Warehouse had an outstanding balance of $163,163, which accounting for approximately 14% of the Company’s total accounts receivable from customers as of April 30, 2022. Finally, MMS Distribution, LLC (“MMS Distro”) had an outstanding balance of approximately $116,444, which accounted for approximately 10% of the Company’s total accounts receivable from customers as of April 30, 2022.

For the six months ended April 30, 2021, approximately 33%, or $18,129,136, of the revenue from the sale of Products was generated from Favs Business, approximately 16%, or $9,069,455, of the revenue from the sale of Products was generated from MMS Distro, and approximately 12%, or $6,820,132, of the revenue from the sale of Products was generated from C Store Master (“C Store Master”).

Favs Business, with an outstanding balance of approximately $8,590,200, and GPM Investment, LLC, with an outstanding balance of approximately $2,482,553, accounted for approximately 47% and 14% of the total accounts receivable from customers, respectively, as of April 30, 2021.

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

The fair value of each option granted during the fiscal six-month period ended April 30, 2022 and at October 31, 2021 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of April 30, 2022	As of October 31, 2021
Expected dividend yield	0%	0%
Expected option term (years)	10	10
Expected volatility	294.55%-301.53%	294.55%-301.53
Risk-free interest rate	1.19%-1.62%	1.19%-1.62%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for U.S. Treasury bills. The Company’s stock option expense for the fiscal three and six months ended April 30, 2022 was $2,616,193 and $2,925,892, respectively.

The Company’s stock-based compensation for the fiscal three and six months ended April 30, 2022 was $110,189 and $190,416, respectively.

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

The Company has Federal net operating loss (“NOL”) carryforwards of approximately $4,000,000 and state NOL carryforwards of approximately $1,800,000. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2018 and 2019 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After evaluation of the evidence, management determined that a valuation allowance of approximately $1,256,059 for the year ended on October 31, 2021, and the fiscal six-month period ended April 30, 2022, is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized pursuant to ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

The Company has completed its federal and state tax returns for the 2020 tax year and intends on filing them shortly. Given the federal and state NOLs, the Company anticipates that its 2020 tax returns will report that it is eligible to apply those NOLs against the federal and state taxes it paid in 2019. The Company anticipates federal and state tax refunds of approximately $1,600,000 and $146,000, respectively, and expects to collect the refunds in the current fiscal year.

During the six months ended April 30, 2022, the Company generated no taxable income and, thus, no federal or state income taxes are accrued for fiscal year 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

In February 2022, the U.S. Court of Appeals for the Eleventh Circuit granted Bidi a judicial stay of the MDO previously issued by the FDA. The ruling means that the MDO is not legally in force pending the outcome of litigation on the merits of Bidi’s challenge to the MDO. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits case were held on May 17, 2022.

If the U.S. Court of Appeals for the Eleventh Circuit rules in Bidi’s favor in the merits case, the Company anticipates that the FDA will be compelled to place the non-tobacco flavored ENDS back into the PMTA scientific review process. If this is the outcome of the merits case, the Company anticipates being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA for non-tobacco flavored ENDS and the FDA issues its decision on each.

If the U.S. Court of Appeals for the Eleventh Circuit does not rule in Bidi’s favor on the merits case, if the FDA re-issues the MDO after completing its scientific review process for each of Bidi’s PMTAs for its non-tobacco flavored ENDS, or if the FDA otherwise chooses to enforce the MDO against Bidi, the Company will be forced to cease sales of the non-tobacco flavored BIDI® Sticks in the United States market, leaving only the Tobacco (Classic) BIDI® Sticks for sale in the United States. If this is the outcome of the merits case, this combined with a negative cash flow from operations, raises substantial doubt on our ability to continue as a going concern.

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income. Further, after the end of the three and six months ended April 30, 2022, the Company’s wholly owned subsidiary, KBI, entered into an international licensing agreement with PMPSA, which the Company expects will generate additional revenues. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company adopted the standard in the fourth quarter of fiscal year 2020. The adoption of Topic 842 did not have any impact on the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. The Company does not have financing leases and only one operating lease for office space, with a related party. Certain of the Company’s leases include renewal options and have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the option.

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

As of April 30, 2022 and October 31, 2021, the ROU lease asset, net of accumulated amortization, was approximately $48,299 and $55,604, respectively. The initial recognition of the ROU operating lease was approximately $73,749 for both the ROU asset and ROU liability. The amortization expense for ROU asset for the twelve months ended October 31, 2021 was approximately $14,529 and no payments were made on the ROU liability. The amortization expense for the ROU asset for the six months ended April 30, 2022 was approximately $7,305 and resulted in a change in the ROU liability. At October 31, 2021, short-term ROU lease liability was approximately $13,020 and long-term liability was approximately $46,185, totaling approximately $59,205. At April 30, 2022, short-term ROU lease liability was approximately $13,680 and long-term liability was approximately $39,180 totaling approximately $52,860.

	2022	2023	2024	2025	Total
Lease payments	$13,400	$15,000	$18,000	$15,000	$61,400
Less discount imputed interest					(8,540)
Present value of future payments					52,860
Less current obligations					(13,680)
Long term lease obligations					$39,180

Storage Space

On November 1, 2021, the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made seven payments on this lease, totaling approximately $15,451, during the six months ended April 30, 2022. On November 11, 2021, the Company entered into a month-to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made five payments in the amount of approximately $19,108 for the rent on this lease during the six months ended April 30, 2022. The Company terminated the lease with FFE Solutions Group on April 29, 2022 after returning all inventory previously stored at this location.

For additional information regarding leases as of the date these unaudited consolidated financial statements were issued, please see Note 8, Subsequent Events.

Note 5 – Stockholder Equity

Additional Paid-In Capital

During the six months ended April 30, 2022, approximately $2,925,892 of stock option expense was recognized and contributed to Additional Paid-In Capital. Also, during the six months ended April 30, 2022, on November 5, 2021 and February 5, 2022, restricted stock units (“RSUs”) previously granted to employees vested and shares of Common Stock were issued, which contributed approximately $130,502 to Additional Paid-In Capital. Additionally, during the six months ended April 30, 2022, warrants of the Company were exercised for shares of Common Stock resulting in a further contribution to Additional Paid-in Capital of approximately $1,565,316. All of these contributions resulted in a total increase in Additional Paid-In Capital during the six months ended April 30, 2022 of approximately $4,621,710.

Preferred Shares Issued

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. All 3,000,000 shares of Series A Preferred Stock were issued and outstanding as of April 30, 2022.

Common Shares Issued

The Company implemented the Reverse Stock Split, effective prior to the opening of the market on July 20, 2021. The Reverse Stock Split was implemented by the Company in support of its application to list on the Nasdaq Capital Market (“Nasdaq”). As a result of the Reverse Stock Split at a ratio of 1-for-12, every 12 shares of the Common Stock were exchanged for one share of the Common Stock. The Company has retroactively adjusted all share amounts and per share data herein to give effect to the Reverse Stock Split.

During the three months ended April 30, 2022, stockholders of the Company exercised warrants to purchase approximately 873,286 shares of the Company’s Common Stock.

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 31,166,090 shares of Common Stock issued and outstanding as of April 30, 2022. There were 30,195,312 shares of the Common Stock issued and outstanding as of October 31, 2021.

Warrants Shares Issued

As part of the Company’s underwritten public offering during fiscal 2021, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in 2026. Warrants for 873,326 shares of Common Stock were exercised during the six-month period ended April 30, 2022 for net proceeds of $1,566,190. The aggregate intrinsic value of the outstanding Common Stock warrants as of April 30, 2022 and October 31, 2021 was $0. The weighted average remaining term of the outstanding Common Stock warrants is 4.50 years as of April 30, 2022.

The following is a summary of the stock warrant activity during the fiscal six months ended April 30, 2022 and the year ended October 31, 2021.

	Six Months Ended April 30, 2022		Year Ended October 31, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the Period	3,173,922	$1.90	—	$1.90

Granted	—	—	4,053,750	1.90
Exercised	(873,286)	1.90	(879,828)	1.90

Canceled, forfeited, expired	—	—	—	1.90

Warrants Outstanding and Exercisable at End of Period	2,300,636	$1.90	3,173,922	$1.90

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

On February 5, 2022, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of approximately $65,538 of share-based compensation. Of the shares issued to employees, 24,058 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $24,058. On March 4, 2022, the Company’s Board approved the termination of the RSU agreements with the consent of the employees. At the time these agreements were terminated, there remained 1,230,833 unvested RSUs with approximately $4,457,875 of related unvested compensation. See Common Stock Compensation Transition Plan below for additional details.

Additionally, during the three months ended April 30, 2022, the Company issued 18,160 shares of restricted Common Stock to two vendors who provide legal and advertising and promotions services to the Company. Those vendors preferred to be paid in shares of restricted Common Stock instead of cash for the services they performed and billed the Company.

.

Stock Options

During fiscal year 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 41,667 fully vested on December 1, 2021, 68,333 vested on March 17, 2022, 68,333 vest on March 17, 2023, and 17,500 vest over the next 2 years on June 30, 2022 and 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. These options have a weighted average remaining life of 9.43 years as of October 31, 2021 and of 8.92 years as of April 30, 2022. The options expire in the year 2031. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of 50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years. As of April 30, 2022, the amortized expense and unamortized expense of these stock options was $1,044,517 and $1,065,217, respectively.

The Company granted new options during the three months ended April 30, 2022. On February 27, 2022, non-qualified stock options exercisable for up to 100,000 shares of Common Stock were awarded to two consultants of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. The stock options exercisable for an aggregate of up to 200,000 shares of Common Stock had a fair market value of $2.45 per share, which represents the closing price of the Company’s Common Stock on the grant date. The amortization expense and unamortized expense for these stock options for the three months ended April 30, 2022 was $285,832 and $204,167.

The aggregate intrinsic value of these outstanding options as of October 31, 2021 and April 30, 2022 was $0.

Common Stock Compensation Transition Plan

During the second quarter of fiscal year 2021 the Board and executive management began cost reduction discussions, including the reduction of non-cash items such as equity compensation awards. Those discussions stalled primarily due to the focus on other corporate events of significant value.

In the first and second fiscal quarters of 2022, the Board resumed serious discussions, assessments, and evaluations regarding the equity compensation awarded to its officers and employees. The Board ultimately approved a stock option program for equity awards granted to its officers and employees. The Compensation Committee spent considerable time, effort, and resources designing this program, which was finalized in February 2022 and approved in March 2022. While evaluating and designing this program, the Compensation Committee did not utilize any aspects of value to the employees or other features. Therefore, the termination of the RSU program and the newly adopted stock option program were developed completely independent of each other and terminated and implemented, respectively, distinctly and simultaneously. Management concluded under ASC 718 these transactions are a cancelation and replacement whereby total compensation cost measured at the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. Incremental cost is measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date in which there was none since the fair value of the replacement award was less than the fair value of the canceled award.

The outcomes of this decision and the transition on March 4, 2022 resulting in: (i) the termination of the RSU program for all executive officers and employees, consisting of 1,230,833 unvested RSUs and (ii) the implementation a new stock option program for executive officers and employees. The stock options granted pursuant to the program will have ten-year terms from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. Stock options exercisable for up to an aggregate of 1,385,600 shares of Common Stock were granted to the executive officers and employees with a fair market value of $2.85 per share, which was calculated using the Black Scholes method.

The amortization expense and unamortized expense for these stock options for the three months ended April 30, 2022 was $2,303,533 and $1,645,395. The aggregate intrinsic value of these outstanding options as of October 31, 2021 and April 30, 2022 was $0.

The fair values of the options on the grant dates, as noted above, were approximately $3,948,948 using a Black-Scholes option pricing model with the following assumptions: stock price $2.85 per share (based on the quoted trading price on the date of grant), volatility range of 294.55%, expected term of 10 years, and a risk-free interest rate range of 1.62%. The Company is amortizing the expense over the vesting terms of each option. The total stock option expense for the three and six months ended April 30, 2022 was approximately $2,303,533. The fiscal year 2022 unamortized stock option expense at April 30, 2022 was approximately $1,645,395.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the six months ended April 30, 2022, the Company recognized revenue of approximately $31,150 from four companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of April 30, 2022.

During the six months ended April 30, 2021, the Company recognized revenue of approximately $61,545 from three companies owned by Nirajkumar Patel, the Chief Executive Officer of the Company, and/or his wife. The accounts receivable balance for these transactions was $765 as of April 30, 2021.

Concentration Purchases and Accounts Payable

During the six months ended April 30, 2022, the Company did not purchase Products from Bidi, a related party. Sales of Products during the first six months of fiscal year 2022 were drawn from the inventory purchase made on September 6, 2021. As of April 30, 2022, the Company had accounts payable to Bidi of approximately $3,394,759 and Products valued at approximately $9,214,320 were held in inventory.

During the six months ended April 30, 2021, the Company purchased Products of approximately $75,065,602 from Bidi, a related party. As of April 30, 2021, the Company had accounts payable to Bidi of approximately $38,001,633. During the six months ended April 30, 2021, 100% of all Product purchases were made by the Company from Bidi.

Leased Office Space and Storage Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick. The Company’s Chief Executive Officer is an officer of Just Pick. The liability for rent not paid from the beginning of the lease through April 30, 2022 is $21,900.

For additional information regarding leases as of the date these unaudited consolidated financial statements were issued, please see Note 8, Subsequent Events.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022 and April 30, 2021 other than the below:

Cash and Equity Bonus Awards

On May 28, 2020, the Board approved cash bonus awards to each of the Company’s Chief Executive Officer and its Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 7,500 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 6,250 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended April 30, 2021, the $75 million and $100 million accumulated revenue targets were both achieved and the Company determined that the fair market value of the 13,750 shares, or approximately $70,785, and the cash bonuses totaling $100,000 should be accrued at April 30, 2021.

During the quarter ended April 30, 2022, the $125 million accumulated revenue targets were achieved and the Company determined that cash bonuses totaling $50,000 should be accrued at April 30, 2022.

On March 4, 2022, the Board terminated all future cash and equity bonus awards for the Company’s Chief Executive Officer and its Chief Operating Officer.

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment) with QuikfillRx. Effective as of March 16, 2021, the Company entered into the Second Amendment to Service Agreement (the “Second Amendment”) with QuikfillRx. Effective as of September 17, 2021, the Company entered into the Third Amendment to the Service Agreement (the “Third Agreement” and, collectively with the First Amendment, Second Amendment, and the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the Amended Service Agreement, the parties agreed to the following “General Compensation” payments: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) for each calendar month between November 1, 2020 and October 31, 2021, the Company paid QuikfillRx $125,000 per month for the Services to be performed during such calendar month; (iv) for the period between November 1, 2021 and October 31, 2022, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month; and (v) if the parties agree to extend the term of the Amended Service Agreement beyond October 31, 2022, then for the period between November 1, 2022 and October 31, 2021, the Company will pay QuikfillRx $150,000 per month for the Services to be performed during such calendar month. On November 1, 2021, the parties agreed to extend the term for an additional one-year period. In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and Common Stock.
●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick, pursuant to which the Company granted stock options exercisable for up to 41,667 shares of the Company’s Common Stock in exchange for consulting services. The shares underlying the stock option fully vested on December 1, 2021. The exercise price per share is $28.68. The Company recognized approximately $190,000 in expense to account for the stock options. Russell Quick is the Chief Executive Officer of QuikfillRx. The Company accrued approximately $35,803 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended April 30, 2022.

Note 8 – Subsequent Events

Third Amended and Restated Distribution Agreement

On June 10, 2022, the Company entered into the Third A&R Distribution Agreement with Bidi, which amended and restated the A&R Distribution Agreement (collectively, the “Distribution Agreement”).

The Third A&R Distribution Agreement modifies various terms and provisions to reflect the terms of the PMI Licensing Agreement (as defined below) and also modify the terms between the Company and Bidi. Pursuant to the Third A&R Distribution Agreement, Bidi granted the Company, and its designees, an exclusive right to distribute electronic and non-electronic nicotine delivery systems and related components (other than certain excluded products) for sale and resale to both retail level customers and non-retail level customers worldwide, subject to a carve-out for, and exclusion, of the PMI Markets (as defined below). The Third A&R Distribution Agreement has a term of ten years and automatically renews for a successive ten-year term, unless earlier terminated pursuant its terms.

Exercise of Stock Warrants

As part of the Company’s underwritten public offering during fiscal 2021, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in 2026. Warrants for 3,000 shares of Common Stock were exercised on June 14, 2022 for net proceeds of $5,700. The aggregate intrinsic value of the outstanding Common Stock warrants as of April 30, 2022 and October 31, 2021 was $0. The weighted average remaining term of the outstanding Common Stock warrants is 4.50 years as of April 30, 2022.

Lease Agreement

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Executive Officer and director, Mr. Nirajkumar Patel, owns and controls the Just Pick.

The anticipated commencement date of the 2022 Lease is June 10, 2022 (the “Commencement Date”). The term of the Lease is one (1) year (the “Lease Term”), with one automatic renewal period for a five-year term. The Company, in its sole and absolute discretion, has the option to extend the automatic renewal for an additional five (5) year period immediately following the first renewal term.

The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if appliable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term.

Any changes, alterations, additions, or improvements to the Premises made by the Company becomes the property of Just Pick unless prior to the 2022 Lease expiration, the Company removes such improvements and restores the Premises to the same condition as existed on the Commencement Date.

The 2022 Lease contains customary representations, warranties, covenants, indemnification provisions, default provisions, and termination provisions.

License Agreement

On June 10, 2022, Bidi entered into a License Agreement (the “License Agreement”) with KBI, pursuant to which KBI has the exclusive irrevocable license to use Bidi’s licensed intellectual property to the extent necessary for KBI to fulfill its obligations set forth in the Deed of Licensing Agreement (the “PMI License Agreement”), by and between KBI and PMPSA. Such irrevocable license includes: (i) the right of KBI to grant sub-licenses to PMPSA under the PMI License Agreement for the express purposes set forth in the PMI License Agreement, but for no other purpose; (ii) the right of KBI to grant to PMPSA the right to grant sub-sub-licenses in the manner set forth in the PMI License Agreement, but for no other purpose; and (iii) certain branding rights to the extent (but only to the extent) necessary to permit KBI to perform its obligations to PMPSA as set forth in the PMI License Agreement.

Pursuant to the License Agreement, if at any time, KBI receives any license of PMPSA intellectual property from PMPSA or any of its affiliates in the manner contemplated by the PMI License Agreement, KBI will grant Bidi an irrevocable sub-license of all right, title, and interest of KBI in and to that PMPSA intellectual property. In addition, Bidi and KBI agree that any amount payable and all net royalties payable to KBI under the PMI License Agreement will be apportioned equally among Bidi and KBI in a manner such that each will ultimately receive fifty percent (50%) thereof.

The License Agreement contains customary representations, warranties, covenants, and indemnification provisions.

Deed of Licensing Agreement

On June 13, 2022 KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarettes Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all cost and expense to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

The initial term of the PMI License Agreement is five (5) years and automatically renews for an additional five-year period unless PMPSA has failed to meet the agreed upon minimum key performance indicators set forth in the PMI License Agreement, in which case the PMI License Agreement will automatically terminate at the end of the initial license term.

In consideration for the grant of the licensed rights, PMPSA agreed to pay to KBI a royalty equal to 2.00% to 3.50% of the base price of the first sale of each unit of Product manufactured. In addition, before the launch of the first product in a market and each anniversary of such launch, PMPSA agrees to pre-pay to KBI a guaranteed minimum royalty equal to twenty percent (20%) of the estimated royalties payable by PMPSA to KBI in relation to all markets in the twelve (12)-month period following the first launch or each successive anniversary of the first launch, subject to an aggregate maximum guaranteed royalty payment of One Million Dollars ($1,000,000) for all markets for each applicable twelve (12)-month period. PMPSA may require modification of certain products to be sold under the PMI Licensing Agreement to be modified for a PMI Market. Pursuant to the PMI Licensing Agreement, PMPSA has absolute discretion over sales, marketing, product branding and packaging pertaining to sales in the PMI Markets, as well as the right to select the specific PMI Markets in which to launch commercialization and determine what product types are to be promoted in each market, subject to sales and marketing plans and annual business plans set by PMPSA and certain expansion criteria agreed between PMPSA and KBI.

The PMI License Agreement contains customary representations, warranties, covenants, and indemnification provisions; however, KBI’s liability under the PMI License Agreement is capped at the greater of: (i) Ten Million Dollars ($10,000,000); or (ii) an amount equal to the total of the royalties due to KBI (but not yet paid) plus the royalties (including the guaranteed royalty payment) paid to KBI pursuant to the PMI License Agreement during the immediately preceding twelve (12) consecutive months, provided that such amount shall not exceed Thirty Million Dollars ($30,000,000).

In connection with the PMI License Agreement, the Company, Bidi, and PMPSA also entered into a deed of letter (“Deed of Letter”) to require specific performance of the duties and obligations set forth in the PMI License Agreement if KBI is unable or fails to sublicense the intellectual property to PMPSA pursuant to the PMI License Agreement and/or is unable or fails to perform certain of its obligations or grant the rights pursuant to the PMI License Agreement. In addition, the Company, Bidi, and PMPSA entered into a guarantee (“Guarantee”), whereby each of the Company and Bidi guarantees to PMPSA up to 50% of all of KBI’s monetary obligations set forth in the PMI License Agreement if KBI fails to perform or discharge certain of its obligations in the PMI License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and six months ended April 30, 2022 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2021 contained in the 2021 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Impact of the FDA PMTA Decision

In September 2021, in connection with the PMTA process, the FDA effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of an MDO, manufacturers are required to stop selling non-tobacco flavored ENDS product. As of March 2022, the FDA announced that it has taken action on over 99% of applications and issued MDOs for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick.

As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a flavored ENDS product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the APA, as well as ultra vires, for the FDA not to conduct any scientific review of the company’s comprehensive applications, as required by the TCA, to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products.

On October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021 pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the U.S. Court of Appeals for the Eleventh Circuit.

On February 1, 2022, the U.S. Court of Appeals for the Eleventh Circuit granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits-based proceeding were held on May 17, 2022.

In the event that the U.S. Court of Appeals for the Eleventh Circuit issues a ruling adverse to Bidi, or if the FDA otherwise chooses to enforce the MDO against Bidi, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Sticks in the United States, thereby resulting in us being unable to distribute such Products, and our business and financial condition would be materially adversely affected. We cannot provide any assurances as to the timing or outcome of the merits-based case.

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

Description of Business

We are focused on growing and incubating innovative and profitable products into mature, dominant brands. Pursuant to the Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. We ceased all retail/direct-to-consumer sales in February 2021. Pursuant to the terms of the Distribution Agreement, Bidi provides us with all the branding, logos, and marketing materials to be utilized by us in connection with our marking and promotion of the Products. We do not manufacture any of the Products we resell. Currently, the Products consist of the “BIDI® Stick,” a disposable, tamper-resistant ENDS Product. In June 2022, we entered into the Third A&R Distribution Agreement, which, among other items, modifies various terms and provisions to reflect the terms of the PMI Licensing Agreement. Pursuant to the Third A&R Distribution Agreement, the exclusive right to distribute the Products is subject to a carve-out for, and exclusion, of the PMI Markets.

In connection with the Distribution Agreement, we entered into Sub-Distribution Agreements, whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory

We process all sales made only to non-retail customers in the United States, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all retail/direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking (“PACT”) Act. We provide all customer service and support at our own expense. Bidi sets the minimum prices for all sales made by us. We maintain adequate inventory levels of the Products in order to meet the demands of our non-retail customers, and deliver the Products sold to these customers.

Current Product Offerings

Pursuant to the Distribution Agreement, we sell and resell ENDS Products, also referred to as (“e-cigarettes”), to non-retail level customers. Our primary Product we resell is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The court-ordered stay means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. We are wholly dependent on Bidi to supply the BIDI® Sticks to us for distribution. Accordingly, any supply or other issues that impact Bidi, indirectly impacts us and our ability to operate our business.

In addition to the BIDI® Stick, we originally anticipated launching the distribution of the “BIDI® Pouch” outside of the United States. The initial planned February 2021 roll-out of the BIDI® Pouch was delayed due to COVID-19 based manufacturing and supply chain constraints. Due to these complications, and in effort to prevent future bottlenecks, Bidi decided to move manufacturing in-house. In 2021, Bidi modified the planned formulation of the BIDI® Pouch. The original BIDI® Pouch formulation intended to utilize a tobacco-free (synthetic) nicotine formulation, along with natural fibers and a chew-base filler in six different flavors. However, the BIDI® Pouch product was placed on temporary hold domestically in anticipation of the FDA’s enforcement of synthetic nicotine products as either unauthorized drugs under Section 201(g) of the Food, Drug and Cosmetic Act (“FDCA”) or as tobacco products under new FDA authority. On March 15, 2022, the FDA Center for Tobacco Products (“CTP”) was given the authority to regulate products containing non-tobacco derived synthetic nicotine after President Biden signed the Omnibus Budget Bill (H.R. 2741). Pursuant to the new legislation, which included a rider amending the definition of a “tobacco product” in the FDCA to include products containing nicotine from any source, synthetic nicotine products became subject to the TCA requirements for tobacco products, including the requirement for premarket authorization. Given these developments, Bidi has decided not to launch the synthetic-nicotine BIDI® Pouch at this time, but will instead seek a PMTA marketing authorization from the FDA for the BIDI® Pouch made with tobacco-derived nicotine.

On July 14, 2021, we announced plans to launch our first Kaival-branded product, a Hemp CBD product. In addition to our branded formulation, we anticipate that we will also provide white label, wholesale solutions for other product manufacturers through our subsidiary, Kaival Labs. However, as of the date of this Quarterly Report, we have not launched any Kaival-branded products, nor have we begun to offer white label, wholesale solutions to other product manufacturers.

PMI Licensing Agreement and International Distribution

On June 13, 2022, we, through our wholly owned subsidiary, KBI, entered into the PMI License Agreement with PMPSA, a wholly owned affiliate of PMI, for the development and distribution of ENDS products in certain markets outside of the United States, subject to market (or regulatory assessment). The PMI License Agreement grants to PMPSA a license of certain intellectual property rights relating to Bidi’s ENDS device, known as the BIDI® Stick in the United States, as well as potentially newly developed devices, to permit PMPSA to manufacture, promote, sell, and distribute such ENDS device and newly developed devices, in international markets, outside of the United States

Going Concern

In February 2022, the U.S. Court of Appeals for the Eleventh Circuit granted Bidi a judicial stay of the MDO previously issued by the FDA to Bidi in September 2021. The ruling means that the MDO is not legally in force. Accordingly, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, while Bidi continues with its merits case challenging the legality of the MDO. The FDA has indicated that it is prioritizing enforcement against companies that have either not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. Oral arguments in the merits case were held on May 17, 2022.

If the U.S. Court of Appeals for the Eleventh Circuit rules in favor of Bidi in the merits case, we anticipate that the FDA will be compelled to place the non-tobacco flavored ENDS back into the PMTA scientific review process. If this is the outcome of the merits case, we anticipate being able to continue marketing and selling the Products, subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA for the non-tobacco flavored ENDS and the FDA issues its decision on each.

If the U.S. Court of Appeals for the Eleventh Circuit rules against Bidi on the merits case, if the FDA re-issues the MDO after completing its scientific review process for each of Bidi’s PMTAs for its non-tobacco flavored ENDS, or if the FDA otherwise chooses to enforce the MDO against Bidi, we will be forced to cease sales on the non-tobacco flavored BIDI® Sticks in the United States market, leaving only the Tobacco (Classic) BIDI® Sticks product for sale in the United States. If this is the outcome of the merits case, this combined with a negative cash flow from operations may raise substantial doubt on our ability to continue as a going concern.

Management plans to continue similar operations with increased marketing, which we believe will result in increased revenue and net income. Further, we believe that the PMI License Agreement will generate additional revenues through royalties paid by PMPSA. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally.

The unaudited consolidated financial statements filed as part of this Quarterly Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of June 13, 2022. However, we are awaiting the outcome of Bidi’s merit-based case pending in the U.S. Court of Appeals for the Eleventh Circuit with respect to the MDO issued by the FDA in September 2021. If the Eleventh Circuit Court of Appeals rules against Bidi, our business and financial condition will be materially adversely affected, including our ability to generate revenues and our liquidity. Other than the ongoing MDO matters, we have no known current demands or commitments and are not aware of any events or uncertainties as of April 30, 2022 that will result in or that are reasonably likely to materially increase or decrease our current requirements for cash.

At April 30, 2022, we had working capital of approximately $13.1 million and total cash of approximately $4.7 million.

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

Cash Flows:

Cash flow used in operations was approximately $(4.6) million for the first six months of fiscal year 2022, compared to $(5.2) million used in operations for the first six months of fiscal year 2021. The decrease in cash flow used in operations for the first six months of fiscal year 2022 compared to the first six months of fiscal 2021 was primarily due to decrease in stock-based compensation, accounts receivable, and accounts payable.

The net cash flow provided by financing activities was approximately $1.5 million for the first six months of fiscal year 2022, compared to cash flow used in financing activities of approximately $78,000 for the first six months of fiscal year 2021. Cash provided by financing activities during the first six months of fiscal year 2022 resulted from the exercise of warrants by various stockholders. The cash used in financing activities for the first six months of fiscal year of 2022 and fiscal year 2021 consisted of cash used for the settlement of RSUs issued to employees.

Results of Operations

Three months ended April 30, 2022, compared to three months ended April 30, 2021

Revenues:

Revenues for the second quarter of fiscal year 2022 were approximately $3.1 million, compared to approximately $18.1 million in the same period of the prior fiscal year. In February 2022, Bidi was granted a judicial stay on the MDO previously issued by the FDA prohibiting the marketing and sale of non-tobacco flavored BIDI® Sticks, which had significantly impacted our revenues in previous quarters. As a result of the grant of the judicial stay of the MDO, our revenues increased in the second quarter of fiscal 2022, as compared to first quarter of fiscal 2022. We expect this trend to continue as renewed distribution ramps up and sales of non-tobacco flavored BIDI® Sticks increase, subject to the court ruling in Bidi’s favor in the pending merits-based case, and subject to the FDA’s enforcement discretion.

With respect to synthetic nicotine vaping products, on March 15, 2022, the FDA was given the authority to regulate products containing non-tobacco derived synthetic nicotine after President Biden signed the Omnibus Budget Bill (H.R. 2741). Pursuant to the new legislation, which amended the definition of a “tobacco product” in the FDCA to include products containing nicotine from any source, manufacturers of all currently marketed synthetic nicotine products were required to submit a PMTA by May 14, 2022 to remain on the market. Products that do not receive PMTA authorization (i.e., a Marketing Grant Order or “MGO”) within 60 days (i.e., by July 13, 2022) and that remain on the market thereafter will be in violation of the statute and subject to FDA enforcement. We anticipate that if the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue, net and Gross Profit (Loss):

Gross profit in the second quarter of fiscal year 2022 was approximately $387,700, or approximately 12.7%, of revenues, net, compared to approximately $6.3 million gross profit, or approximately 34.6%, of revenues, net, for the second quarter of fiscal year 2021. Total cost of revenue, net was approximately $2.7 million, or approximately 87.3%, of revenue, net for the second quarter of fiscal year 2022, compared to approximately $11.9 million, or approximately 65.4%, of revenue, net for the second quarter of fiscal year 2021. The decrease in gross profit is primarily driven by the decrease in overall sales and the recognition of accumulated year-to-date credits/discounts/rebates given to customers, totaling approximately $499,000, resulting in an offset to revenue, net, during the second quarter of fiscal year 2022.

Operating Expenses:

Total operating expenses were approximately $5.4 million for the second quarter of fiscal year 2022, compared to approximately $10.4 million for the second quarter of fiscal year 2021. For the second quarter of fiscal year 2022, operating expenses consisted primarily of advertising and promotion fees of approximately $761,000, stock-based compensation expense of approximately $2.5 million, professional fees of approximately $163,000, and all other general and administrative expenses of approximately $2.0 million. General and administrative expenses in the second quarter of fiscal year 2022 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the second quarter of fiscal year 2021, operating expenses were approximately $10.4 million, consisting primarily of advertising and promotion fees of approximately $801,000, professional fees totaling approximately $7.3 million, and all other general and administrative expenses of approximately $2.3 million. General and administrative expenses in the second quarter of fiscal year 2021 consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the second quarter of fiscal year 2022, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($5.1) million, compared to a tax provision of approximately $187,000 for the second quarter of fiscal year 2021, due to the amount of pre-tax income for that three-month period. However, we did report a tax benefit of approximately $5,800 during fiscal year 2022. The reduction from the second quarter of fiscal year 2021 was due to the pre-tax operating loss recognized during the second quarter of fiscal year 2022.

Net Loss:

As a result of the items noted above, the net loss for the second quarter of fiscal year 2022 was approximately ($5.0) million, or ($0.16) basic and diluted loss per share, compared to a net loss of approximately ($4.3) million, or ($0.18) basic and diluted earnings per share, for the second quarter of fiscal year 2021. The increase in the net loss for the second quarter of fiscal year 2022, as compared to the second quarter of fiscal year 2021, is primarily attributable to the decreased revenues and increase in customer credits/discounts/rebates, as noted above.

Six months ended April 30, 2022, compared to six months ended April 30, 2021

Revenues:

Revenues for the first six months of fiscal year 2022 were approximately $6.0 million, compared to $55.5 million in the same period of the prior fiscal year. Revenues decreased in the first six months of fiscal year 2022 compared to fiscal year 2021, generally due to (i) Bidi’s receipt of the MDO, which limited our ability during the first six months of fiscal year 2022 to sell flavored BIDI® Sticks in the United States and (ii) increased competition. A recent court ruling in favor of Bidi granted a judicial stay on the MDO previously issued by the FDA banning the marketing and sale of flavored BIDI® Sticks, amongst banning these flavored sticks with other industry competitors. As a result of the judicial stay of Bidi’s MDO, we have begun to experience an upward trajectory of revenues as renewed distribution ramps up and sales of flavored BIDI® Sticks products increase, which sales remain subject to FDA’s enforcement discretion (and assuming that Bidi is successful in its currently pending merits-based case). We also anticipate that if the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue and Gross Profit (Loss):

Gross loss in the first six months of fiscal year 2022 was approximately ($303,000), compared to gross profit of approximately $11.1 million profit for the first six months of fiscal year 2021. Total cost of revenue was approximately $6.2 million for the first six months of fiscal year 2022, compared to $44.4 million for the first six months of fiscal year 2021. The decrease in gross profit is primarily driven by the decrease in overall sales and the recognition of accumulated year-to-date credits, discounts, and rebates given to customers, totaling approximately $1.4 million, resulting in an offset to revenue, net, during the six months ended April 30, 2022.

Operating Expenses:

Total operating expenses were approximately $7.5 million for the first six months of fiscal year 2022, compared to approximately $14.7 million for the first six months of fiscal year 2021. For the first six months of fiscal year 2022, operating expenses consisted of commissions paid pursuant to the Amended Service Agreement of approximately $1.4 million and general and administrative expense consisting of amortized stock option expense of approximately $2.8 million, professional fees of approximately $1.4 million, salaries and wages of approximately $939,000, and all other general and administrative expenses of approximately $1.0 million. General and administrative expenses in the first six months of fiscal year 2022 consisted primarily of legal fees, salaries, other professional fees, merchant fees, and other service fees. Total operating expenses for the first six months of fiscal year 2021 were approximately $14.7 million. These operating expenses consisted primarily of advertising and promotion fees of approximately $1.8 million; professional fees of approximately $9.7 million; salary, wages, commissions, and bonuses of approximately $1.8 million; stock-based compensation expense of approximately $580,000; professional fees of approximately $163,000; and general and administrative expenses of approximately $820,000, which consisted primarily of insurance, banking fees, merchant fees, business fess and other service fees.

Income Taxes:

During the first six months of fiscal year 2022, we did not accrue a tax provision for income taxes  , due to the pre-tax loss of approximately ($7.8) million. However, we did report a tax benefit of approximately $5,800 during fiscal year 2022. During the first six months of fiscal year 2021, we accrued a tax provision of approximately $293,100 related to tax liabilities for fiscal year 2020.

Net Income (Loss):

Net loss for the first six months of fiscal year 2022 was approximately ($7.8) million, or $(0.25) basic and diluted earnings per share, compared to net loss for the first six months of fiscal year 2021, which was approximately ($3.9) million, or $(0.17) basic and diluted earnings per share. The increase in the net loss for the first six months of fiscal year 2022, as compared to the first six months of fiscal year 2021, is primarily attributable to the decreased revenues and increase in customer credits/discounts/rebates.

Weighted-average shares of Common Stock outstanding were 23,511,959 and 23,368,691 for the first six months of fiscal year 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2021 Annual Report for the year ended October 31, 2021.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting remained ineffective as of April 30, 2022 based on such criteria. Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fiscal three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the 2021 Annual Report, for the year ended October 31, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. During the quarter ended April 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in the 2021 Annual Report, for the year ended October 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share-based Compensation

During the three months ended April 30, 2022, we issued the following securities as compensation to certain of our employees and consultants:

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

On February 5, 2022, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees. The RSUs were a portion of the compensation paid to such employees for their services to us. Of the shares issued to employees, 24,058 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $23,336. The issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a) (2) thereof as a transaction not involving a public offering.

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

On February 28, 2022 and on March 3, 2022 the Company issued 10,000 shares and 2,963 shares, respectively, of the Company’s Common Stock to Mr. Rudy Singh as payment for the EDGAR filing services performed for the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2021. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Following the end of the three months ended April 30, 2022, we issued the following securities as compensation:

On May 18, 2022, the Company granted a stock option award to Russell Quick, pursuant to a previously executed independent consultant agreement that renewed on December 1, 2022, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan. The option shares are exercisable at a price of $1.03 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on August 19, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto. (1)

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.12	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 20, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.13	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.14	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.15	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.16	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.17	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.18	Amended and Restated Independent Direct Agreement, dated March 29, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.19	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.20	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.21	Form of Non-Qualified Stock Option, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2022, and is incorporated herein by reference thereto.

10.22	Amended and Restated 2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022, and is incorporated herein by reference thereto.

10.23	Third Amended and Restated Distribution Agreement by and between the Company and Bidi Vapor, LLC, dated June 10, 2022.(1)*

10.24	Lease Agreement by and between the Company and Just Pick, LLC, dated June 10, 2022.*

10.25	License Agreement by and between the Company and Bidi Vapor, LLC, dated June 10, 2022.(1)*

10.26	Deed of Licensing Agreement by and between Kaival Brands International, LLC and Philip Morris Products S.A., dated as of June 13, 2022.(1)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

(1)	Schedules and Exhibits omitted pursuant to Item 601(b) (10) (iv) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any Schedule or Exhibit so furnished

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 21, 2022	By:	/s/ Nirajkumar Patel
Nirajkumar Patel
President and Chief Executive Officer

Date: June 21, 2022	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer

