Form 10-Q
period 2022-07-31
Kaival Brands Innovations Group, Inc.
filed 2022-09-12
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 7, 2022, there were 56,169,090 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2022 (the “Quarterly Report”) are or may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, our ability to obtain the products we distribute from Bidi Vapor, LLC (“Bidi”), the impact of, and future actions regarding, Bidi’s August 2022 11th Circuit Court of Appeals merits case victory versus the U.S. Food and Drug Administration (the “FDA”) related to the FDA’s Premarket Tobacco Product Application (“PMTA”) marketing authorization denials for Bidi’s non-tobacco flavored products (as described further in this Report, the “Merits Case”), the scope of future FDA enforcement of regulations in the electronic nicotine delivery system (“ENDS”), the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements, the impact of black-market goods on our business, the success of our agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”) related to the international distribution of the BIDI® Stick, the demand for the products we distribute, anticipated product performance, market and industry expectations, significant changes in our relationships with our distributors or sub-distributors, changes in government regulation or laws that affect our business, and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of our current and planned business initiatives, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from Bidi; actions governments, businesses, and individuals take in response to the pandemic, including restrictions on onsite commercial interactions; general economic uncertainty (including rising inflation) in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; the FDA’s future actions in relation to the Merits Case; changes in government regulations or laws that affect our business; significant changes in our relationships with our distributors or sub-distributors; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	July 31, 2022	October 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$3,358,124	$7,760,228
Restricted Cash	—	65,007
Accounts receivable	1,448,298	1,985,186
Inventory deposit – related party	—	2,925,000
Inventories	5,849,310	15,326,370
Prepaid expenses	463,304	319,531
Income tax receivable	1,753,594	1,753,594
Total current assets	12,872,630	30,134,916
Right of use asset- operating lease	1,245,474	55,604

TOTAL ASSETS	$14,118,104	$30,190,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$153,322	$242,829
Accounts payable- related party	790,242	12,667,769
Accrued expenses	544,748	579,604
Customer deposits	143,620	—
Operating lease obligation – short term	161,550	13,020
Customer refund due	—	316,800
Total current liabilities	1,793,482	13,820,022

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	1,094,622	46,185

TOTAL LIABILITIES	2,888,104	13,866,207

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($.001 par value, 3,000,000 shares authorized, 0 and 3,000,000 issued and outstanding as of July 31, 2022 and October 31, 2021, respectively)	—	3,000

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 56,169,090 and 30,195,312 issued and outstanding as of July 31, 2022 and October 31, 2021, respectively)	56,169	30,195

Additional paid-in capital	28,085,787	21,551,959

Accumulated deficit	(16,911,956)	(5,260,841)
Total Stockholders’ Equity	11,230,000	16,324,313
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,118,104	$30,190,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2022	2021	2022	2021
Revenues
Revenues, net	$3,854,012	$3,116,507	$9,788,368	$59,238,561
Revenues - related parties	29,319	70,600	60,469	132,145
Excise tax on products	(36,070)	4,313	(99,669)	(668,687)
Total revenues	3,847,261	3,191,420	9,749,168	58,702,019

Cost of revenue
Cost of revenue - related party	3,365,010	3,175,440	9,477,060	47,446,894
Cost of revenue - other	40,186	100,270	133,283	256,538
Total cost of revenue	3,405,196	3,275,710	9,610,343	47,703,432

Gross profit (loss)	442,065	(84,290)	138,825	10,998,587

Operating expenses
Advertising and Promotion	657,561	710,832	2,011,131	2,472,019
General & Administrative expenses	3,641,495	2,642,200	9,784,616	15,618,548
Total operating expenses	4,299,056	3,353,032	11,795,747	18,090,567

Other Income
Interest income	—	16	—	392
Total Other Income	—	16	—	392

Loss before income taxes provision	(3,856,991)	(3,437,306)	(11,656,922)	(7,091,588)

Provision for income taxes	—	300	5,807	(292,844)

Net loss	$(3,856,991)	$(3,437,006)	$(11,651,115)	$(7,384,432)

Net loss per common share - basic and diluted	$(0.09)	$(0.15)	$(0.34)	$(0.32)

Weighted average number of common shares outstanding - basic and diluted	41,493,644	23,603,306	34,259,009	23,380,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2022

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313
Stock Issued for Services – RSUs	—	—	61,250	61	110,189	—	110,250
Common shares settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock Option Expenses	—	—	—	—	309,700	—	309,700
Net loss	—	—	—	—	—	(2,781,964)	(2,781,964)
Balances, January, 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540
Stock Issued for Services – RSUs	—	—	62,006	62	61,944	—	62,006
Common shares settled and cancelled	—	—	(24,058)	(24)	(24,034)	—	(24,058)
Common Shares Issued for Services	—	—	18,160	18	18,142	—	18,160
Exercise of common stock warrants	—	—	873,286	874	1,565,316	—	1,566,190
Stock Option Expenses	—	—	—	—	2,616,192	—	2,616,192
Net loss	—	—	—	—	—	(5,012,160)	(5,012,160)
Balances, April, 30, 2022	3,000,000	$3,000	31,166,090	$31,166	$26,173,669	$(13,054,965)	$13,152,870

Exercise of common stock warrants	—	—	3,000	3	5,697	—	5,700
Converted Series A preferred stock to Common Shares	(3,000,000)	(3,000)	25,000,000	25,000	(22,000)	—	—
Stock option expense	—	—	—	—	1,928,421	—	1,928,421
Net loss	—	—	—	—	—	(3,856,991)	(3,856,991)
Balances, July 31, 2022	—	$—	56,169,090	$56,169	$28,085,787	$(16,911,956)	$11,230,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2021

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Retained Earnings	Total

Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608
Issuance of common shares for employee compensation	—	—	44,583	45	76,655	—	76,700
Common shares settled and cancelled	—	—	(17,625)	(18)	(30,493)	—	(30,511)
Issuance of common shares for compensation	—	—	172,129	172	1,034,424	—	1,034,596
Net income	—	—	—	—	—	311,501	311,501
Balances, January 31, 2021	3,000,000	$3,000	23,305,973	$23,306	$1,699,490	$4,084,098	$5,809,894
Issuance of common shares for employee compensation	—	—	64,583	65	647,396	—	647,461
Common shares settled and cancelled	—	—	(20,505)	(21)	(47,443)	—	(47,464)
Issuance of common shares for compensation	—	—	216,924	217	6,494,338	—	6,494,555
Stock Option Expenses	—	—	—	—	579,699	—	579,699
Net loss	—	—	—	—	—	(4,258,927)	(4,258,927)
Balances, April, 30, 2021	3,000,000	$3,000	23,566,975	$23,567	$9,373,480	$(174,829)	$9,225,218
Issuance of common shares for employee compensation	—	—	56,250	56	16,478	—	16,534
Common shares settled and cancelled	—	—	(22,628)	(23)	(123,690)	—	(123,713)
Stock Option Expenses	—	—	—	—	688,511	—	688,511
Net loss	—	—	—	—	—	(3,437,006)	(3,437,006)
Balances, July, 31, 2021	3,000,000	$3,000	23,600,597	$23,600	$9,954,779	$(3,611,835)	$6,369,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended July 31, 2022	For the Nine Months Ended July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,651,115)	$(7,384,432)
Adjustment to reconcile net loss to net cash used in operating activities:

Stock based compensation	190,416	8,269,846
Stock option expense	4,854,313	1,268,210
ROU operating lease expense	86,385	10,887
Changes in current assets and liabilities:
Accounts receivable	536,888	(6,322,852)
Accounts receivable – related parties	—	15,360
Prepaid expenses	(143,773)	(229,167)
Inventory	9,477,060	(14,940,817)
Inventory deposit– related party	2,925,000	—
Accounts payable	(89,507)	284,303
Accounts payable – related party	(11,877,527)	15,404,401
Accrued expenses	(34,856)	(693,818)
Customer deposits	143,620	(623,096)
Income tax accrual	—	(1,331,856)
Customer refund due	(316,800)	—
Right of use liabilities – operating lease	(79,288)	(8,547)
Net cash used in operating activities	(5,979,184)	(6,281,578)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock warrant exercises	1,571,890	—
Settled RSUs with cash	(59,817)	(201,688)
Cash flows provided by (used in) financing activities	1,512,073	(201,685)

Net change in cash and restricted cash	(4,467,111)	(6,483,266)
Beginning cash and restricted cash balance	7,825,235	7,421,701
Ending cash and restricted cash balance	$3,358,124	$938,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of 3M shares of Series A Preferred Stock into 25M shares of Common Stock	$25,000	$—
New ROU leased asset recognized	$1,276,255	$—

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

Description of Business

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, which Distribution Agreement was amended and restated on May 21, 2020 and again on April 20, 2021 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist primarily of the “BIDI® Stick.” The Company ceased all retail/direct-to-consumer sales in February 2021. On June 10, 2022, the Company entered into a third amended and restated exclusive distribution agreement (the “Third A&R Distribution Agreement”) which memorializes the Company’s current business relationship with Bidi.

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary of the Company, for the purpose of developing Company-branded and white-label products and services. On March 11, 2022, the Company formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary of the Company, for the purpose of entering into an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

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

Current Product Offerings

Pursuant to the Third A&R Distribution Agreement, the Company sells and resells electronic nicotine delivery systems, which it may refer to herein as “ENDS Products”, or “e-cigarettes”, to non-retail level customers. The sole Product the Company resells is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The Company does not manufacture any of the Products it resells. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the Third A&R Distribution Agreement, Bidi provides the Company with all branding, logos, and marketing materials to be utilized by the Company in connection with its marketing and promotion of the Products.

On July 14, 2021, the Company announced plans to launch its first Kaival-branded product, a Hemp CBD vaping product. In addition to its branded formulation, the Company anticipates that it will also provide white label, wholesale solutions for other product manufacturers through its subsidiary, Kaival Labs. The Company has not yet launched any branded product, nor has it begun to provide white label wholesale solutions for other product manufacturers.

COVID-19 Impact

In March 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

The Company was indirectly impacted by supply chain issues and regulatory oversight. The Company believes that many retailers and distributers relaxed their compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue.

Impact of the FDA PMTA Decision and Subsequent Court Actions

As of March 2022, the FDA announced that it has taken action on over 99% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (the “11th Circuit”) to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products, and that FDA should have gone through the notice and comment rulemaking process for this requirement.

On October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021, pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA decided not to rescind the MDO and lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the 11th Circuit. On February 1, 2022, the appellate court granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. Oral arguments in the merits-based proceeding were held on May 17, 2022.

On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s Premarket Tobacco Product Application (“PMTA”) back to FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access. See Bidi Vapor LLC v. U.S. Food & Drug Administration, __ F.4th __, No. 21-13340, 2022 U.S. App. LEXIS 23607 (11th Cir. Aug. 23, 2022).

FDA could appeal the 11th Circuit’s decision by seeking a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the panel that issued the decision) within 45 days of the decision (i.e., by October 7, 2022) or, within 90 days of the final judgment being entered, by filing a petition for writ of certiorari seeking review by the U.S. Supreme Court. If FDA files a petition for a panel rehearing or rehearing en banc, then the 11th Circuit’s mandate (which is when the judgement takes effect) will not issue. In the event of a petition for writ of certiorari to the Supreme Court, the mandate issues unless FDA files a motion to stay the mandate. If a petition for an en banc hearing is granted, the underlying decision and judgment is vacated. Accordingly, if FDA chooses to appeal the 11th Circuit’s decision or seek review from the Supreme Court, the Company anticipates Bidi will be able to continue marketing and selling the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for at least the duration of such an appeal.

Alternatively, FDA could decide not to appeal the 11th Circuit’s decision and move forward with a review of Bidi’s PMTA on remand, as directed by the Court. It is unclear how long this process could take or how FDA might prioritize Bidi’s application. For example, earlier in 2022, in a PMTA MDO challenge in the 9th Circuit, FDA agreed to re-review its basis of the petitioner My Vape Order’s MDO; the parties accordingly requested the court place the MDO appeal in abeyance pending completion of FDA’s re-review. FDA estimated that it would not be able to complete its re-review of those PMTAs until at least January 2024. See My Vape Order, Inc. v. U.S. Food & Drug Administration, No. 21-71302, 9th Cir., 2022 U.S. App. LEXIS 20306.

While FDA could narrowly interpret the Court’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the Company believes that the 11th Circuit’s opinion makes clear that all relevant evidence in an application must be considered. A complete scientific review of the PMTA would require FDA to review all of this information before making an “appropriate for the protection of public health” (known as “APPH”) determination; based on FDA’s history, this scientific review process could take 1-2 years to complete, or longer.

In the event of a decision adverse to Bidi following a rehearing by the 11th Circuit or from the Supreme Court, or if the FDA otherwise chooses to enforce against Bidi, because its products are not yet authorized, or if the FDA issues another MDO for Bidi’s non-tobacco flavored ENDS after completing its review of the PMTAs on remand, Bidi will be forced to cease the continued sale of its non-tobacco flavored BIDI® Stick products in the United States, thereby resulting in the Company being unable to distribute such products, leaving only the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States (pending FDA’s review of that PMTA), and the Company’s business and financial condition would be materially adversely affected. The Company cannot provide any assurances as to the timing or outcome of a potential appeal of the 11th Circuit’s decision, or FDA’s review of the PMTAs on remand.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs and KBI. Intercompany transactions are eliminated.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2022 and October 31, 2021. Cash and restricted cash at July 31, 2022 and October 31, 2021 were $3,358,124 and $7,825,235, respectively.

Restricted cash consists of cash held in short-term escrow as required. As of July 31, 2022, and October 31, 2021, the Company had $0 and $65,007 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated balance sheet and the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	July 31, 2022	October 31, 2021
Cash	$3,358,124	$7,760,228
Restricted cash	—	65,007
Total cash and restricted cash shown in statement of cash flows	$3,358,124	$7,825,235

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of July 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts was required. As of October 31, 2021, the Company also determined that no allowance for doubtful accounts was required.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the “first in-first out” method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. All inventories were stored at the primary leased warehouse, which is owned by Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, and (i) were purchased from Bidi, a related party, as of October 31, 2021 and July 31, 2022, and; (ii) only consisted of finished goods. Based upon fiscal year 2021 inventory management procedures and their results, that have continued through the quarter ended July 31, 2022, the Company has determined that no allowance for the inventory valuation was required at July 31, 2022, nor October 31, 2021.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. On October 31, 2021, the Company and one of its customers, Favs Business, entered into a Consignment Agreement. As of October 31, 2021, the value of the Products stored at Favs Business under the Consignment Agreement was approximately $2,556,930. As of July 31, 2022, the Consignment Agreement between the Company and Favs Business was complete and no further stored products remained at Favs Business. The Company continues to do business with Fav Business as a customer (see “Concentration of Revenues and Accounts Receivable” below).

Customer Deposits

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at time of shipment to the customer. As of July 31, 2022, the Company had received $143,620 in deposits from customers, which is included with the Company’s current liabilities. As of October 31, 2021, the Company had not received any deposits from customers.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received, and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted Products. Once received and inspected, the Company will issue a refund for the Product return. As of July 31, 2022 and October 31, 2021, the Company had customer refunds due in the amounts equal to approximately $0 and $316,800, respectively, which was the result of one of the Company’s sub-distributor customers returning Products that had become defective in storage.

Customer Agreements

In connection with the Distribution Agreement and subsequent A&R Agreements, the Company entered into Sub-Distribution Agreements with the Company’s wholesale customers, whereby the Company appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

Products Revenue

The Company generates revenue from the sale of the Products to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the Products have been shipped to the customer. The Company determines that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs and such amounts are classified as part of cost of sales. The Company’s sales arrangements for retail sales usually require full prepayment before delivery of the Products. The advance payment is not considered a significant financing component because the period between when the Company transfers a promised good to a customer and when the customer pays for that good is short. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

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

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as customer deposits.

Concentration of Revenues and Accounts Receivable

For the nine months ended July 31, 2022, approximately 37%, or $3,628,691, of the revenue from the sale of Products was generated from Favs Business, and approximately 14%, or $1,399,106, of the revenue from the sale of Products was generated from The H.T. Hackney Company.

Favs Business had an outstanding balance of approximately $1,075,425, which accounted for approximately 74% of the Company’s total accounts receivable from customers as of July 31, 2022. The H.T. Hackney Company had an outstanding balance of approximately $132,474, which accounted for approximately 9% of the Company’s total accounts receivable from customers as of July 31, 2022.

For the nine months ended July 31, 2021, approximately 30%, or $18,435,648, of the revenue from the sale of Products was generated from Favs Business, approximately 16%, or $9,598,426, of the revenue from the sale of Products was generated from MMS Distro, and approximately 13%, or $7,663,490, of the revenue from the sale of Products was generated from C Store Master (“C Store Master”).

Favs Business, with an outstanding balance of approximately $6,641,912, and C Store Master, with an outstanding balance of approximately $545,879, accounted for approximately 85% and 7% of the total accounts receivable from customers, respectively, as of July 31, 2021.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, referred to herein as “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model.

The fair value of each option granted during the fiscal nine-month period ended July 31, 2022 and at October 31, 2021 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of July 31, 2022	As of October 31, 2021
Expected dividend yield	0%	0%
Expected option term (years)	10	10
Expected volatility	281.34%-301.53%	294.55%-301.53
Risk-free interest rate	1.62%-3.13%	1.19%-1.62%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for U.S. Treasury bills. The Company’s stock option expense for the fiscal three and nine months ended July 31, 2022 was $1,928,421 and $4,854,313, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, and accounts payable.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

Note 3 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations due to various factors such as: (i) uncertainty surrounding the PMTA process with FDA, (ii) lack of enforcement on illegally marketed competition, and (iii) the MDO that was issued to Bidi Vapor on its flavored ENDS products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the MDO has now been set aside and remanded by the 11th Circuit.

It is possible that FDA could appeal the 11th Circuit’s decision. Such a process could take months before a final decision is made, at which point Bidi could evaluate its legal options in the event of an adverse decision. The Company anticipates being able to continue marketing and selling the BIDI® Sticks, subject to FDA’s enforcement discretion, for at least the duration of such an appeal.

Alternatively, FDA could decide not to appeal the 11th Circuit’s decision and move forward with a review of Bidi’s PMTA on remand, as directed by the Court. A complete scientific review of the PMTA would require FDA to review all of this information before making an APPH determination; based on FDA’s history, this scientific review process could take 1-2 years to complete, or longer. An extended impact, or a negative ruling on an FDA appeal of the decision, or the FDA ultimately not authorizing Bidi’s non-tobacco flavored applications upon re-evaluation could have a material and adverse effect on the Company’s sales, earnings, and liquidity.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with a related party, as of July 31, 2022. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Office and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Science and Regulatory Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term.

As of July 31, 2022 and October 31, 2021, the ROU lease asset, net of accumulated amortization, was $1,245,474 and $55,604, respectively. The initial recognition of the ROU operating lease was approximately $1,276,300 for both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The amortization expense for ROU asset for the twelve months ended October 31, 2021 was $14,529 and no payments were made on the ROU liability. The amortization expense for the ROU asset for the nine months ended July 31, 2022 was $86,385. At October 31, 2021, short-term ROU lease liability was $13,020 and long-term liability was $46,185, totaling $59,205. At July 31, 2022, short-term ROU lease liability was $161,550 and long-term liability was $1,094,622 totaling $1,256,172.

	2022	2023	2024	2025	2026	Thereafter	Total
Lease payments	$53,330	$217,467	$228,134	$238,800	$253,614	$450,935	$1,442,280
Less discount imputed interest							(186,108)
Present value of future payments							1,256,172
Less current obligations							(161,550)
Long term lease obligations							$1,094,622

Note 5 – Stockholders’ Equity

Additional Paid-In Capital

During the nine months ended July 31, 2022, $4,854,313 of stock option expense was recognized and contributed to Additional Paid-In Capital. Also, during the nine months ended July 31, 2022, on November 5, 2021 and February 5, 2022, restricted stock units (“RSUs”) previously granted to employees vested and shares of Common Stock were issued, which contributed $130,502 to Additional Paid-In Capital. Additionally, during the nine months ended July 31, 2022, warrants of the Company were exercised for shares of Common Stock resulting in a further contribution to Additional Paid-in Capital of $1,571,013. All of these contributions resulted in a total increase in Additional Paid-In Capital during the nine months ended July 31, 2022 of $6,555,828.

Preferred Shares Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of July 31, 2022.

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

During the three months ended July 31, 2022, on June 14, 2022, stockholders of the Company exercised 3,000 warrants to purchase 3,000 shares of the Common Stock for net proceeds of $5,700. During the nine months ended July 31, 2022, stockholders of the Company exercised warrants to purchase 876,286 shares of the Company’s common stock for net proceeds of $1,571,890.

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 56,169,090 shares of Common Stock issued and outstanding as of July 31, 2022. There were 30,195,312 shares of the Common Stock issued and outstanding as of October 31, 2021.

During the three months ended April 30, 2022, the Company issued 18,160 shares of Common Stock with the fair value of $18,160 to two vendors who provide legal and advertising and promotions services to the Company. Those vendors preferred to be paid in shares of Common Stock instead of cash for the services they performed and billed the Company.

Warrant Shares Issued

As part of the Company’s underwritten public offering in September 2021, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in 2026. Warrants for 876,286 shares of Common Stock were exercised during the nine-month period ended July 31, 2022, 2022 for net proceeds of $1,571,890. The aggregate intrinsic value of the outstanding Common Stock warrants as of July 31, 2022 and October 31, 2021 was $0. The weighted average remaining term of the outstanding Common Stock warrants is 4.25 years as of July 31, 2022.

The following is a summary of the stock warrant activity during the fiscal nine months ended July 31, 2022 and the year ended October 31, 2021.

	Nine Months Ended July 31, 2022		Year Ended October 31, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants Outstanding at Beginning of the Period	3,173,922	$1.90	—	$1.90

Granted	—	—	4,053,750	1.90
Exercised	(876,286)	1.90	(879,828)	1.90

Warrants Outstanding and Exercisable at End of Period	2,297,636	$1.90	3,173,922	$1.90

Restricted Stock Unit Awards

On November 5, 2021, the Company issued 61,250 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in restricted stock unit (“RSU”) agreements previously entered into with such employees, resulting in the recognition of approximately $110,250 of share-based compensation. Of the shares issued to employees, 19,866 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $35,759.

On February 5, 2022, the Company issued 62,006 shares of Common Stock to 7 employees in accordance with the vesting schedules set forth in RSU agreements previously entered into with such employees, resulting in the recognition of $62,006 of share-based compensation. Of the shares issued to employees, 24,058 shares were withheld by the Company to satisfy tax withholding obligations and/or satisfy cash settlement options to employees, equaling approximately $24,058. On March 4, 2022, the Company’s Board approved the termination of the RSU agreements with the consent of the employees. At the time these agreements were terminated, there remained 1,564,166 unvested RSUs with approximately $4,457,875 of related unvested compensation. See Common Stock Compensation Transition Plan below for additional details.

Stock Options

During fiscal year 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 41,667 fully vested on December 1, 2021, 17,500 vested on March 17, 2022, 8,750 vest on June 30, 2022 and 1,248 vest over the next year on March 17, 2023 and June 30, 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of 50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years. On June 24, 2022, 33,333 of the stock options reference above were canceled and a further 25,002 were cancelled in the current quarter. As of July 31, 2022, the amortized expense and unamortized expense of these stock options was $2,448,412 and $376,249, respectively.

On February 27, 2022, non-qualified stock options exercisable for up to 200,000 shares of Common Stock were awarded to two consultants of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. The stock options exercisable for an aggregate of up to 200,000 shares of Common Stock. The fair value of the options on the grant dates was $489,998 using a Black-Scholes option pricing model with the following assumptions: stock price $2.45 per share (based on the quoted trading price on the date of grant), a computed volatility of 294.93%, expected term of 10 years, and a risk-free interest rate of 1.83%. As of July 31, 2022, the amortized expense and unamortized expense of these stock options was $347,082 and $142,916, respectively.

On April 22, 2022, non-qualified stock options exercisable for up to 75,000 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on the June 30, 2022 and the remaining one-half of the shares vesting on October 31, 2022. The stock options exercisable for an aggregate of up to 75,000 shares of Common Stock. The fair value of the options on the grant date was $106,499 using a Black-Scholes option pricing model with the following assumptions: stock price $1.42 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.00%, expected term of 10 years, and a risk-free interest rate of 2.90%. As of July 31, 2022, the amortized expense and unamortized expense of these stock options was $80,984 and $25,515, respectively.

The Company granted new options during the three months ended July 31, 2022. On May 18, 2022, non-qualified stock options exercisable for up to 500,000 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on December 1, 2022. The stock options exercisable for an aggregate of up to 500,000 shares of Common Stock. The fair value of the options on the grant date was $514,997 using a Black-Scholes option pricing model with the following assumptions: stock price $1.03 per share (based on the quoted trading price on the date of grant), a computed volatility of 284.70%, expected term of 10 years, and a risk-free interest rate of 2.89%. As of July 31, 2022, the amortized expense and unamortized expense of these stock options was $193,451 and $321,546, respectively.

On March 4, 2022 options exercisable for up to an aggregate of 1,385,600 shares of Common Stock were granted from this new stock option program to the executive officers and employees, as a result of the transition.

The fair values of the options on the grant dates, as noted above, were approximately $3,948,948 using a Black-Scholes option pricing model with the following assumptions: stock price $2.85 per share (based on the quoted trading price on the date of grant), volatility of 294.55%, expected term of 10 years, and a risk-free interest rate range of 1.62%. The Company is amortizing the expense over the vesting terms of each option. The total stock option expense for the three and nine months ended July 31, 2022 was approximately $493,619 and $2,797,172, respectively. The fiscal year 2022 unamortized stock option expense at July 31, 2022 was approximately $1,151,771. Please reference the Common Stock Compensation Transition Plan below.

On June 24, 2022, non-qualified stock options exercisable for up to 875,000 shares of Common Stock were awarded to two officers and three board members of the Company. These stock options have a ten-year term from the grant date, with 375,000 fully vested on June 24, 2022, and 500,000 vest over the next 2 years on June 23, 2023 and June 23, 2024. The fair value of the options on the grant dates was $1,504,990 using a Black-Scholes option pricing model with the following assumptions: stock price $1.72 per share (based on the quoted trading price on the date of grant), a computed volatility of 283.12%, expected term of 10 years, and a risk-free interest rate of 3.13%. As of July 31, 2022, the amortization expense and unamortized expense for these stock options for the three months ended July 31, 2022 was $712,183 and $792,807.

These options have a weighted average remaining life of 9.43 years as of October 31, 2021 and of 9.78 years as of July 31, 2022. The options expire in the years 2031 and 2032. The aggregate intrinsic value of these outstanding options as of October 31, 2021 and July 31, 2022 was $0.

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

The outcomes of this decision and the transition on March 4, 2022 resulting in: (i) the termination of the RSU program for all executive officers and employees, consisting of 1,564,166 unvested RSUs and (ii) the implementation a new stock option program for executive officers and employees. The stock options granted pursuant to the program will have ten-year terms from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. Please reference the Stock Options disclosure above.

Note 6 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company.

Revenue and Accounts Receivable

During the nine months ended July 31, 2022, the Company recognized revenue of $60,469 from five companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of July 31, 2022.

During the nine months ended July 31, 2021, the Company recognized revenue of approximately $132,145 from three companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company, and/or his wife. The accounts receivable balance for these transactions was $680 as of July 31, 2021.

Concentration Purchases and Accounts Payable

During the nine months ended July 31, 2022, the Company did not purchase Products from Bidi, a related party controlled by Nirajkumar Patel. Sales of Products during the first nine months of fiscal year 2022 were drawn from the inventory purchase made on September 6, 2021. Inventory quality control expenses were paid by the Company on behalf of Bidi during the nine months ended July 31, 2022 in the amount of approximately $654,500, and were offset as a credit against the existing accounts payable balance-related party as of July 31, 2022. As of July 31, 2022, the Company had accounts payable to Bidi of approximately $790,242 and Products valued at approximately $5,849,310 were held in inventory.

Leased Office Space and Storage Space

On August 1, 2020, the Company began leasing office space for its main corporate office in Grant, Florida. The five-year lease agreement is with a related party, Just Pick. The Company’s Chief Science and Regulatory Officer is an officer of Just Pick. The liability for rent not paid from the beginning of this lease, which ended June 9, 2022, through July 31, 2022 is $23,367.

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Science and Regulatory Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

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

License Agreements

On June 10, 2022, Bidi entered into a License Agreement (the “License Agreement”) with KBI, pursuant to which KBI has the exclusive irrevocable license to use Bidi’s licensed intellectual property to the extent necessary for KBI to fulfill its obligations set forth in the Deed of Licensing Agreement, dated June 13, 2022 (the “PMI License Agreement”), by and between KBI and PMPSA. Such irrevocable license includes: (i) the right of KBI to grant sub-licenses to PMPSA under the PMI License Agreement for the express purposes set forth in the PMI License Agreement, but for no other purpose; (ii) the right of KBI to grant to PMPSA the right to grant sub-sub-licenses in the manner set forth in the PMI License Agreement, but for no other purpose; and (iii) certain branding rights to the extent (but only to the extent) necessary to permit KBI to perform its obligations to PMPSA as set forth in the PMI License Agreement.

Pursuant to the License Agreement, if at any time, KBI receives any license of PMPSA intellectual property from PMPSA or any of its affiliates in the manner contemplated by the PMI License Agreement, KBI will grant Bidi an irrevocable sub-license of all right, title, and interest of KBI in and to that PMPSA intellectual property. In addition, Bidi and KBI agree that any amount payable and all net royalties payable to KBI under the PMI License Agreement will be apportioned equally between Bidi and KBI in a manner such that each will ultimately receive fifty percent (50%) thereof.

The License Agreement contains customary representations, warranties, covenants, and indemnification provisions.

Deed of Licensing Agreement

On June 13, 2022, KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarettes Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all cost and expense to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

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

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2022 and July 31, 2021 other than the below:

Cash and Equity Bonus Awards

On May 28, 2020, the Board approved cash bonus awards to each of Nirajkumar Patel, the Company’s then Chief Executive Officer, and Eric Mosser, the Company’s Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 7,500 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 6,250 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. At October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended April 30, 2021, the $75 million and $100 million accumulated revenue targets were both achieved and the Company determined that the fair market value of the 13,750 shares, or approximately $70,785, and the cash bonuses totaling $100,000 should be accrued at April 30, 2021.

During the quarter ended April 30, 2022, the $125 million accumulated revenue targets were achieved and the Company determined that cash bonuses totaling $50,000 should be accrued at April 30, 2022.

On March 4, 2022, the Board terminated all future cash and equity bonus awards for the Company’s Chief Executive Officer and its Chief Operating Officer.

Service Agreements

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment”) with QuikfillRx. Effective as of March 16, 2021, the Company entered into the Second Amendment to Service Agreement (the “Second Amendment”) with QuikfillRx. Effective as of September 17, 2021, the Company entered into the Third Amendment to the Service Agreement (the “Third Agreement”) with QuikfillRx. Effective as of September 17, 2021, the Company entered into the Fourth Amendment to the Service Agreement (the “Fourth Agreement” and, collectively with the First Amendment, Second Amendment, Third Amendment, and the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the Amended Service Agreement, the parties agreed to the following “General Compensation” payments: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $125,000 per month for the Services to be performed during such calendar month; (iv) for each calendar month between November 1, 2020 and October 31, 2021, the Company paid QuikfillRx $125,000 per month for the Services to be performed during such calendar month; (iv) for the period between November 1, 2021 and June 30, 2022, the Company paid QuikfillRx $150,000 per month for the Services to be performed during such calendar month; (v) for the period between July 1, 2022 and October 31, 2024, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (vi) parties acknowledged that as a result of extensions to the term of the Service Agreement , such term of the Original Agreement will end on October 31, 2023. The parties have agreed to extend such term for an additional one year until October 31, 2024. In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Common Stock, or (c) a combination of cash and Common Stock; and

●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick, pursuant to which the Company granted stock options exercisable for up to 41,667 shares of Common Stock in exchange for consulting services. The shares underlying the stock options fully vested on December 1, 2021. The exercise price per share was $28.68. The Company recognized approximately $190,000 in expense to account for the stock options. Russell Quick is the Chief Executive Officer of QuikfillRx.

On December 1, 2021 the Company and Russell Quick agreed to renew his consulting agreement for one year, pursuant to which on May 18, 2022 the Company granted non-qualified stock options exercisable for up to 500,000 shares of the Common Stock in exchange for on-going consulting services. The shares underlying the stock options fully vest on December 1, 2022. They have a 10-year expiration. The exercise price per share is $1.03. The Company recognized approximately $193,500 in expense to account for the stock options in the three-month fiscal period ended July 31, 2022. The Company accrued approximately $45,013 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended July 31, 2022.

Note 8 – Subsequent Events

Share-based Compensation

On August 1, 2022, the Company approved the grant of a stock option award to 1 employee, to acquire up to 25,000 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 1, 2023 and are exercisable at a price of $1.16 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a) (2) thereof as a transaction not involving a public offering.

On August 24, 2022, the Company approved amending the Consulting Agreement for Mark Thoenes, the Company’s Interim Chief Financial Officer, in order to extend its term, modify the vesting terms of the previously granted stock option award, and approved the grant of a stock option award to acquire up to 50,000 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vested on August 24, 2022 and are exercisable at a price of $1.32 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Related-Party Transactions

On August 1, 2022, the Company and Bidi agreed to a price credit for short-coded or expiring inventory against the related-party accounts payable balance due to Bidi. A credit of $2,924,655 was applied on August 1, 2022 resulting in a related-party accounts receivable balance due from Bidi of $2,134,413, to be applied on future orders of Product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three and nine months ended July 31, 2022 included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended October 31, 2021 contained in the 2021 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Capitalized terms used but not defined in this discussion have the meanings ascribed to them in the notes to the accompanying unaudited financial statements.

Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world, including the United States. Our business operations, which commenced during this pandemic, continue to be operational; however, we were indirectly negatively impacted by COVID-19.

We were indirectly impacted by supply chain issues and regulatory oversight. We believe that many retailers and distributers relaxed their compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue.

Impact of the FDA PMTA Decision

On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s Premarket Tobacco Product Application (“PMTA”) back to FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access. See Bidi Vapor LLC v. U.S. Food & Drug Administration, __ F.4th __, No. 21-13340, 2022 U.S. App. LEXIS 23607.

It is possible that FDA could appeal the 11th Circuit’s decision by seeking a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the panel that issued the decision) within 45 days of the decision (i.e., by October 7, 2022) or, within 90 days of the final judgment being entered, by filing a petition for writ of certiorari seeking review by the U.S. Supreme Court. Either option will be challenging for FDA. Regardless, if FDA chooses to appeal the 11th Circuit’s decision or seek review from the Supreme Court, Management anticipates Bidi will be able to continue marketing and selling the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for least the duration of such an appeal. That process could take months before a final decision is made, at which point Bidi could evaluate its legal options in the event of an adverse decision.

Alternatively, FDA could decide not to appeal the 11th Circuit’s decision and move forward with a review of Bidi’s PMTA on remand, as directed by the Court. It is unclear how long this process could take or how FDA might prioritize Bidi’s application, given that it is still reviewing thousands of PMTAs for tobacco-derived nicotine products, and over 1 million newly filed PMTAs for synthetic nicotine products. Management believes it is likely that, given FDA’s many priorities (including the review of the PMTAs from the market share leaders), Bidi’s PMTA will be placed at the back of FDA’s review queue. Management also notes that earlier this year, in a PMTA MDO challenge in the 9th Circuit, FDA agreed to re-review its basis of the petitioner My Vape Order’s MDO; the parties accordingly requested the court place the MDO appeal in abeyance pending completion of FDA’s re-review. FDA estimated that it would not be able to complete its re-review of those PMTAs until at least January 2024. See My Vape Order, Inc. v. U.S. Food & Drug Administration, No. 21-71302, 9th Cir., 2022 U.S. App. LEXIS 20306.

While FDA could narrowly interpret the Court’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the 11th Circuit’s opinion, in Management’s view, makes clear that all relevant evidence in an application must be considered. In this regard, Bidi submitted a comprehensive 285,000-page application which now includes, among other things, a randomized, crossover, clinical study to assess nicotine pharmacokinetics and subjective effects of the BIDI® Stick, several behavioral, perception and intention studies, as well as a population prevalence study. A complete scientific review of the PMTA would require FDA to review all of this information before making an APPH determination; based on FDA’s history, this scientific review process could take 1-2 years to complete, or longer.

Finally, whether FDA appeals the 11th Circuit’s decision to set aside the MDO, or chooses to review the PMTA on remand, FDA is unlikely to enforce against Bidi for the continued marketing of the BIDI® Sticks in the meantime. FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies that have not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. None of these scenarios currently apply to Bidi.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.

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

Change of Control

On February 6, 2019, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”), by and among us, GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), our then-controlling stockholder, and Kaival Holdings, LLC, a Delaware limited liability company (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted common stock, representing approximately 88.06% of our then issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Share Purchase Agreement. The consummation of the transactions contemplated by the Share Purchase Agreement resulted in a change in control, with KH becoming our largest controlling stockholder. Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

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

In connection with the Distribution Agreement and subsequent A&R Distribution Agreements, we entered into Sub-Distribution Agreements with our wholesale customers, whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale the Products in such quantities as they should need to properly service non-retail customers within the Territory.

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

PMI Licensing Agreement and International Distribution

On June 13, 2022, we, through our wholly owned subsidiary, KBI, entered into the PMI License Agreement with PMPSA, a wholly owned affiliate of PMI, for the development and distribution of ENDS products in certain markets outside of the United States, subject to market (or regulatory assessment). The PMI License Agreement grants to PMPSA a license of certain intellectual property rights relating to Bidi’s ENDS device, known as the BIDI® Stick in the United States, as well as potentially newly developed devices, to permit PMPSA to manufacture, promote, sell, and distribute such ENDS device and newly developed devices, in international markets, outside of the United States.

On July 25, 2022, we announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device, VEEBA, has been custom developed and is now being distributed in Canada, with additional market launches planned this year. Management expects to see revenues pursuant to the licensing agreement beginning in fiscal fourth quarter.

Going Concern

FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies that have not submitted PMTAs, whose PMTAs have been refused acceptance or filing by the FDA, or whose PMTAs remain subject to MDOs. None of these scenarios currently apply to Bidi.

We believe we are able to weather any short-term impacts of the FDA’s PMTA process and Bidi’s receipt of an MDO from the FDA, which has now been set aside and remanded by the 11th Circuit; however, an extended impact, or a negative ruling on an FDA appeal of the decision, or the FDA ultimately not authorizing Bidi’s PMTA if it is re-evaluated could have a material and adverse effect on our sales, earnings, and liquidity. Other than the ongoing MDO matters, we have no known current demands or commitments and are not aware of any events or uncertainties as of July 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our going concern.

Thus, in light of the international licensing agreement with PMPSA, the 11th Circuit’s decision in Bidi’s favor, and the advancement of the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States (pending FDA’s review of that PMTA), Management plans to expand operations with increased marketing, which we believe will result in increased revenue and net income. However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of the date of this Report to support our operations for at least 12 months. At July 31, 2022, we had working capital of approximately $11.1 million and total cash of approximately $3.4 million.

We intend to generally rely on cash from operations and equity and debt offerings, to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of the FDA’s PMTA process and Bidi’s receipt of a MDO from the FDA, which has now been set aside and remanded by the 11th Circuit. At this time, we do not foresee the need for further strategic financing for the next twelve months, given the financing we completed in September 2021, as indicated below, and our continual sales efforts and results.

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

Cash Flows:

Cash flow used in operations was approximately $6.0 million for the first nine months of fiscal year 2022, compared to $6.3 million used in operations for the first nine months of fiscal year 2021. The decrease in cash flow used in operations for the first nine months of fiscal year 2022 compared to the first nine months of fiscal 2021 was primarily due to changes in accounts receivable, and inventory.

The net cash flow provided by financing activities was approximately $1.5 million for the first nine months of fiscal year 2022, compared to cash flow used in financing activities of approximately $202,000 for the first nine months of fiscal year 2021. Cash provided by financing activities during the first nine months of fiscal year 2022 resulted from the exercise of warrants by various stockholders. The cash used in financing activities for the first nine months of fiscal year of 2022 and fiscal year 2021 consisted of cash used for the settlement of RSUs issued to employees.

Results of Operations

Three months ended July 31, 2022, compared to three months ended July 31, 2021

Revenues:

Revenues for the third quarter of fiscal year 2022 were approximately $3.8 million, compared to approximately $3.2 million in the same period of the prior fiscal year. In February 2022, Bidi was granted a judicial stay on the MDO previously issued by the FDA prohibiting the marketing and sale of non-tobacco flavored BIDI® Sticks, which had significantly impacted our revenues in previous quarters. As a result of the grant of the judicial stay of the MDO, our revenues increased in the third quarter of fiscal 2022, as compared to third quarter of fiscal 2021. We expect this trend to continue as renewed distribution ramps up and sales of non-tobacco flavored BIDI® Sticks increase, and even more so now that the MDO is not legally in force, which allows us to continue marketing and selling the Products, subject to the FDA’s enforcement discretion.

With respect to synthetic nicotine vaping products, on March 15, 2022, the FDA was given the authority to regulate products containing non-tobacco derived synthetic nicotine after President Biden signed the Omnibus Budget Bill (H.R. 2741). Pursuant to the new legislation, which amended the definition of a “tobacco product” in the FDCA to include products containing nicotine from any source, manufacturers of all currently marketed synthetic nicotine products were required to submit a PMTA by May 14, 2022 to remain on the market. Products that do not receive PMTA authorization (i.e., a Marketing Grant Order or “MGO”) within 60 days (i.e., by July 13, 2022) and that remain on the market thereafter will be in violation of the statute and subject to FDA enforcement. We anticipate that as the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue, net and Gross Profit (Loss):

Gross profit in the third quarter of fiscal year 2022 was approximately $442,100, or approximately 11.5%, of revenues, net, compared to approximately ($84,300) gross profit, or approximately (2.6%), of revenues, net, for the third quarter of fiscal year 2021. Total cost of revenue, net was approximately $3.4 million, or approximately 88.5%, of revenue, net for the third quarter of fiscal year 2022, compared to approximately $3.3 million, or approximately (102.6%), of revenue, net for the third quarter of fiscal year 2021. The increase in gross profit is primarily driven by the increase in overall sales and the decrease of accumulated year-to-date credits/discounts/rebates given to customers, totaling approximately $874,500, resulting in an offset to revenue, net, during the third quarter of fiscal year 2022.

Operating Expenses:

Total operating expenses were approximately $4.3 million for the third quarter of fiscal year 2022, compared to approximately $3.3 million for the third quarter of fiscal year 2021. For the third quarter of fiscal year 2022, operating expenses consisted primarily of advertising and promotion fees of approximately $658,000, stock option compensation expense of approximately $1.9 million, professional fees of approximately $936,000, and all other general and administrative expenses of approximately $806,000 million. General and administrative expenses in the third quarter of fiscal year 2022 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the third quarter of fiscal year 2021, operating expenses were approximately $3.4 million, consisting primarily of advertising and promotion fees of approximately $711,000, professional fees totaling approximately $945,000, and all other general and administrative expenses of approximately $1.7 million. General and administrative expenses in the third quarter of fiscal year 2021 consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the third quarter of fiscal year 2022, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($3.9) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($3.4) million for the third quarter of fiscal year 2021.

Net Loss:

As a result of the items noted above, the net loss for the third quarter of fiscal year 2022 was approximately $3.9 million, or $0.09 basic and diluted loss per share, compared to a net loss of approximately $3.4 million, or $0.15 basic and diluted loss per share, for the third quarter of fiscal year 2021. The decrease in the net loss for the third quarter of fiscal year 2022, as compared to the third quarter of fiscal year 2021, is primarily attributable to the increase revenues and decrease in customer credits/discounts/rebates, as noted above.

Nine months ended July 31, 2022, compared to nine months ended July 31, 2021

Revenues:

Revenues for the first nine months of fiscal year 2022 were approximately $9.7 million, compared to $59.0 million in the same period of the prior fiscal year. Revenues decreased in the first nine months of fiscal year 2022 compared to fiscal year 2021, generally due to (i) Bidi’s receipt of the MDO, which limited our ability during the first nine months of fiscal year 2022 to sell flavored BIDI® Sticks in the United States and (ii) increased competition. A February 2022 court ruling in favor of Bidi granted a judicial stay on the MDO previously issued by the FDA banning the marketing and sale of flavored BIDI® Sticks, amongst banning these flavored sticks with other industry competitors. As a result of the judicial stay of Bidi’s MDO, we have begun to experience an upward trajectory of revenues as renewed distribution ramps up and sales of flavored BIDI® Sticks products increase, and even more so now that the MDO is not legally in force, which allows us to continue marketing and selling the Products, subject to the FDA’s enforcement discretion. We also anticipate that as the FDA begins enforcement against illegally-marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue and Gross Profit (Loss):

Gross profit in the first nine months of fiscal year 2022 was approximately $138,800, compared to gross profit of approximately $11.0 million profit for the first nine months of fiscal year 2021. Total cost of revenue was approximately $9.6 million for the first nine months of fiscal year 2022, compared to $47.7 million for the first nine months of fiscal year 2021. The decrease in gross profit is primarily driven by the decrease in overall sales and the recognition of accumulated year-to-date credits, discounts, and rebates given to customers, totaling approximately $2.3 million, resulting in an offset to revenue, net, during the nine months ended July 31, 2022.

Operating Expenses:

Total operating expenses were approximately $11.8 million for the first nine months of fiscal year 2022, compared to approximately $18.1 million for the first nine months of fiscal year 2021. For the first nine months of fiscal year 2022, operating expenses consisted of commissions paid pursuant to the Amended Service Agreement of approximately $1.4 million and general and administrative expense consisting of amortized stock option expense of approximately $4.8 million, professional fees of approximately $2.3 million, salaries and wages of approximately $1.1 million, and all other general and administrative expenses of approximately $2.2 million. General and administrative expenses in the first nine months of fiscal year 2022 consisted primarily of legal fees, salaries, other professional fees, merchant fees, and other service fees. Total operating expenses for the first nine months of fiscal year 2021 were approximately $18.1 million. These operating expenses consisted primarily of advertising and promotion fees of approximately $2.5 million; professional fees of approximately $10.7 million; salary, wages, commissions, and bonuses of approximately $2.1 million; stock-based compensation expense of approximately $689,000; and general and administrative expenses of approximately $2.1 million, which consisted primarily of insurance, banking fees, merchant fees, business fess and other service fees.

Income Taxes:

During the first nine months of fiscal year 2022, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($11.7) million. However, we did report a tax benefit of approximately $5,800 during fiscal year 2022. During the first nine months of fiscal year 2021, we accrued a tax provision of approximately $293,100 related to tax liabilities for fiscal year 2020.

Net Loss:

Net loss for the first nine months of fiscal year 2022 was approximately $11.7 million, or $0.34 basic and diluted loss per share, compared to net loss for the first nine months of fiscal year 2021, which was approximately $7.4 million, or $0.32 basic and diluted loss per share. The increase in the net loss for the first nine months of fiscal year 2022, as compared to the first nine months of fiscal year 2021, is primarily attributable to the decreased revenues and increase in customer credits/discounts/rebates.

Weighted-average shares of Common Stock outstanding were 34,259,009 and 23,380,268 for the first nine months of fiscal year 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2022 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2021 Annual Report for the year ended October 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Operating Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Operating Officer and Interim Chief Financial Officer concluded that because of material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2022. Management will continue to work to improve its disclosure controls and procedures in fiscal 2022 and is committed to the improvement in the effectiveness of its systems in its internal controls during the next 12 months. The Company intends to hire additional staff and to take such other actions as may be necessary to address its material weaknesses. The Company recently added a new very experienced and skilled member of its accounting team whose role in part will be to focus on and remediate internal control weaknesses. As an example, since his onboarding with the company we have made progress in the implementation of certain internal controls, such as multiple levels of review and analysis of the accounting and reporting procedures and processes, and of journal entries and general ledger account reconciliations, as well.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fiscal three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the 2021 Annual Report, for the year ended October 31, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. During the quarter ended July 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in the 2021 Annual Report, for the year ended October 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share-based Compensation

During the three months ended July 31, 2022, we issued the following securities as compensation to certain of our employees and consultants:

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

Following the end of the three months ended July 31, 2022, we issued the following securities as compensation:

On August 1, 2022, the Company approved the grant of a stock option award to 1 employee, to acquire up to 25,000 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 1, 2023 and are exercisable at a price of $1.16 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 24, 2022, Company approved amending the Consulting Agreement for Mark Thoenes, the Company’s Interim Chief Financial Officer, in order to extend its term, modify the vesting terms of the previously granted stock option award, and approved the grant of a stock option award to acquire up to 50,000 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 24, 2022 and are exercisable at a price of $1.32 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 12, 2022	A	/s/ Eric Mosser
Eric Mosser
President and Chief Operating Officer

Date: September 12, 2022	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer