Form 10-K
period 2022-10-31
Kaival Brands Innovations Group, Inc.
filed 2023-01-30
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

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

☐ Yes ☒ No

As of April 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $14,476,455 based on the closing price per share (or $1.08), of the registrant’s common stock as reported by The NASDAQ Stock Market LLC.

As of January 27, 2023, there were 56,169,090 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

KAIVAL BRANDS INNOVATIONS GROUP, INC.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2022 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, that of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to obtain the products we distribute from Bidi;

●	the impact of Bidi’s August 2022 11th Circuit Court of Appeals victory overturning the U.S. Food and Drug Administration’s (“FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we have the U.S. license to distribute;

●	our substantial reliance on QuikfillRx, LLC to provide key sales, marketing and other support services to us;

●	the scope of future FDA enforcement of regulations in the ENDS products generally;

●	the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements;

●	the impact of black-market goods on our business;

●	the demand for the products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our relationships with key third party vendors and commercial collaborators such as QuikfillRx (now known as Kaival Marketing Services) and Phillip Morris International;

●	our ability or plans to diversify our product offerings;

●	changes in government regulation or laws that affect our business; and

●	circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of our current and planned business initiatives, including matters over which we have little or no control such as the COVID-19 pandemic.

Such forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections contained in this Report for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

iii

PART I

Item 1. Business.

As used in this Report, the terms “we,” “us,” “our,” “the Registrant,” the “Company,” and “Kaival” refer to Kaival Brands Innovations Group, Inc., unless otherwise indicated.

Description of Business

We are focused on growing and incubating innovative and profitable products into mature, dominant brands, with a current focus on the distribution of electronic nicotine delivery systems (“ENDS”), also known as “e-cigarettes”. Our business plan is to seek to diversify into distributing other nicotine and non-nicotine delivery system products (including those related to hemp-derived cannabidiol (known as CBD) products.

On March 9, 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) with our affiliate Bidi Vapor, LLC (“Bidi”), which Distribution Agreement was amended and restated on May 21, 2020, April 20, 2021, on June 10, 2022, and on November 17, 2022 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS as well as non-electronic nicotine delivery systems and related components (as more particularly set forth in the A&R Distribution Agreement, the “Products”) for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute Products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021.Nirajkumar Patel, our Chief Science and Regulatory Officer and director and an indirect controlling shareholder of our company, owns Bidi.

BIDI® Stick comes in a variety of flavor options for adult cigarette smokers. We do not manufacture any of the Products we resell. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to use with our commercial partners use in connection with our marketing and promotion of the Products.

The A&R Distribution Agreement extends the previous one-year, annual renewable term to an initial term of ten years, which automatically renews for another ten-year term if we satisfy certain minimum purchase thresholds. The A&R Distribution Agreement also provides us with a right of first refusal in the event Bidi receives an offer that would constitute a “change of control transaction,” as well as a right of first refusal to act as the exclusive distributor of any and all future products of Bidi that arise out of or related to ENDS and components related to ENDS, or arise out of or related to the tobacco-derived nicotine industry.

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

We process all sales made only to non-retail customers, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking (“PACT”) Act. We provide all customer service and support at our own expense. We set the minimum prices for all sales made by us. We maintain adequate inventory levels of the Products in order to meet the demands of our non-retail customers, and deliver the Products sold to these customers.

A key third party collaborator of ours is QuikfillRx, LLC, (“QuikfillRx”) a Florida limited liability company which recently began doing business as “Kaival Marketing Services” to better reflect its contributions to our company. QuikfillRx   provides us with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, which has a current term ending on October 31, 2025 (subject to potential one-year extensions) and pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options.

We have also entered into key international licensing agreements with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”) as described further below.

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary for the purpose of developing our own branded and white-label products and services, of which none has commenced as of the date of this Report. On March 11, 2022, we formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary for the purpose of entering into an international licensing agreement with PMPSA as described further below.

FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business

In September 2021, in connection with the Bidi’s Premarket Tobacco Product Application (“PMTA”) process for BIDI® Stick, the U.S. Food and Drug Administration’s (“FDA”) effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products (including Bidi’s). Following the issuance of by the FDA of a related Marketing Denial Order (“MDO”) regarding these ENDS products, manufacturers were required to stop selling non-tobacco flavored ENDS products. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. §10.75 internal FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (the “11th Circuit”) to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS (including the Arctic BIDI® Stick), arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products, and that the FDA should have gone through the notice and comment rulemaking process for this requirement.

On October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021, pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review. Subsequently, the FDA decided not to rescind the MDO and lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the 11th Circuit. On February 1, 2022, the 11th Circuit granted Bidi’s motion to stay (i.e., put on hold) the MDO, pending the litigation on the merits. Oral arguments in the merits-based proceeding were held on May 17, 2022.

On August 23, 2022, the 11th Circuit set aside (i.e., vacated) the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s PMTA back to the FDA for further review. Specifically, the 11th Circuit held that the MDO was “arbitrary and capricious” in violation of the APA because the FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

The 11th Circuit’s opinion further found that the FDA did not properly review the data and evidence that it has long made clear are critical to the appropriate for the protection of the public health (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022 decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court.

In light of the 11th Circuit decision, the Company anticipates having the continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. As none of these scenarios apply to Bidi, the Company believes the current risk of FDA enforcement is low.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.

Other Potential Product Offerings

In addition to the BIDI® Stick, we anticipated launching distribution of the “BIDI® Pouch,” initially outside of the United States. The initial planned February 2021 roll-out of the BIDI® Pouch was delayed due to COVID-19 based manufacturing and supply chain constraints. Due to these complications, and in an effort to prevent future bottlenecks, Bidi decided to move manufacturing in-house. In 2021, Bidi modified the planned formulation of the BIDI® Pouch. The original BIDI® Pouch formulation (which never came to market) intended to utilize a tobacco-free (synthetic) nicotine formulation, along with natural fibers and a chew-base filler in six different flavors. However, production of the   BIDI® Pouch was placed on hold domestically due to concerns about the safety of synthetic nicotine and the likelihood of the FDA enforcement of synthetic nicotine products either as unapproved drugs or unauthorized tobacco products. Subsequently, the Consolidated Appropriations Act of 2022, signed by President Biden on March 15, 2022, amended the definition of a “tobacco product” in the Food, Drug and Cosmetic Act and gave the FDA authority to regulate products containing nicotine from any source, including synthetic nicotine. The legislation also gave manufacturers of synthetic nicotine products 60 days to prepare and submit PMTAs by May 14, 2022. Synthetic nicotine products subject to timely submitted PMTAs were allowed to remain on the market without the threat of enforcement for another 60 days, until July 13, 2022. After July 13, 2022, all synthetic nicotine products, regardless of PMTA status, are illegal and subject to FDA enforcement (unless the product has actually been authorized and is subject to a PMTA Marketing Grant Order).

Also, on July 14, 2021, we announced plans to launch its first Kaival-branded product, a hemp CBD vaping product. In addition to our branded formulation, we anticipate that we will also provide white label, wholesale solutions for other product manufacturers through its subsidiary, Kaival Labs. We have not yet launched any branded product, nor has have begun to provide white label wholesale solutions for other product manufacturers, but the diversification of the types of products we distribute is an important part of our growth strategy.

Assuming we launch a hemp CBD product, of which there can be no assurances, we intend that all CBD products will be produced and distributed strictly in compliance under the Agriculture Improvement Act of 2018 (known as the 2018 Farm Bill), which defines hemp as the plant cannabis sativa and any part of the plant with a delta-9 THC concentration of not more than 0.3 percent by dry weight. According to the 2018 Farm Bill, hemp-derived products can be offered for retail sale in many forms: smoke, pouch, tinctures, topicals, capsules, vape oil and gummies/edibles. We plan to utilize Bidi’s patented BIDI® Stick delivery mechanism in order to provide a similar, premium experience in the initial CBD product line. We expect our industrial-grade hemp CBD formula to provide greater bioavailability than many market peers, resulting in a better consumer experience in less usage. On January 26, 2023, FDA announced that it would not initiate rulemaking to regulate CBD as a dietary food ingredient. Rather, after careful review, the FDA has concluded that a new regulatory pathway for CBD is needed that balances individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. FDA further indicated that it is prepared to work with Congress on this matter.

Recycling Program

In addition to our current product offerings, we launched our recycling program, Bidi Cares, in the spring of 2020, that provides an opportunity for its adult (21 years of age or older) customers to recycle their BIDI® Sticks and be rewarded with a free BIDI® Stick after recycling ten used BIDI® Sticks. Each BIDI® Stick contains UL 8139 Certified batteries, which are high-quality, recyclable batteries that are distinguishable from batteries used in other ENDS Products. Bidi invests in recyclable batteries as a more sustainable solution to reduce electronic waste. This program is currently on-hold pending the outcome of negotiations with the USPS to allow for the shipment of recycled ENDS products.

Marketing Strategy

Currently, we market and place our Products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement and with the assistance of QuikfillRx. We process all sales made to non-retail customers.

Our long-term marketing strategy remains based on FDA compliance and our commitment to preventing underage access to our Products. As such, we steer away from social media marketing and, instead, are more focused on ground-level marketing and advertising within authorized retailer locations (i.e., advertisement on retail partners’ back-bar tobacco products area). Part of this ground-level marketing effort focuses on supporting our authorized partner stores and distributors in spreading brand awareness of our Products to their adult (21 years of age and older) consumer base by providing in-store marketing materials. Additionally, we supplement these efforts with informational videos on Bidi’s fight against underage access to vape products and content on what makes the BIDI® Stick unique, among other types of content.

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

We also attend trade shows at established expos throughout the United States, such as the Tobacco Plus Expo (TPE), held February 22-24, 2022 in Las Vegas, the CSP Outlook Leadership Conference in Asheville, N.C., August 8-10, 2022, and the National Association for Convenience Stores (NACS) Show held from October 2-4, 2022, also in Las Vegas. Further, we have a dedicated marketing team that focuses on these marketing efforts and more.

We conduct our sales and marketing activities in close coordination with our consultant QuikfillRx. Pursuant to our Service Agreement with QuikfillRx (most recently amended as of November 9, 2022), QuikfillRx provides services and support relating to our sales management function (including, without limitation, services and support relating to business planning and strategy development, staffing and recruitment, training and onboarding, direct sales and marketing, and monitoring and results evaluation), website development and design, graphics, content, public communication, social media, management and analytics, and market and other research.

KBI License Agreements

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

Philip Morris Deed of Licensing Agreement

On June 13, 2022, KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarettes Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all costs and expenses to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

The initial term of the PMI License Agreement is five (5) years and automatically renews for an additional five-year period unless PMPSA has failed to meet the agreed upon minimum key performance indicators set forth in the PMI License Agreement, in which case the PMI License Agreement will automatically terminate at the end of the initial license term.

In consideration for the grant of the licensed rights, PMPSA agreed to pay to KBI a royalty payment for the sale of each unit of Product manufactured and sold. In addition, before the launch of the first product in a market and each anniversary of such launch, PMPSA agrees to pre-pay to KBI a guaranteed minimum royalty, equal to a percentage of the estimated royalties payable by PMPSA to KBI in relation to all markets in the twelve (12)-month period following the first launch or each successive anniversary of the first launch, subject to an aggregate maximum guaranteed royalty payment for all markets for each applicable twelve (12)-month period. PMPSA may require modification of certain products to be sold under the PMI Licensing Agreement to be modified for a PMI Market. Pursuant to the PMI Licensing Agreement, PMPSA has absolute discretion over sales, marketing, product branding and packaging pertaining to sales in the PMI Markets, as well as the right to select the specific PMI Markets in which to launch commercialization and determine what product types are to be promoted in each market, subject to sales and marketing plans and annual business plans set by PMPSA and certain expansion criteria agreed between PMPSA and KBI.

The PMI License Agreement contains customary representations, warranties, covenants, and indemnification provisions; however, KBI’s liability under the PMI License Agreement is capped at the greater of: (i) Ten Million Dollars ($10,000,000); or (ii) an amount equal to the total of the royalties due to KBI (but not yet paid) plus the royalties (including the guaranteed royalty payment) paid to KBI pursuant to the PMI License Agreement during the immediately preceding twelve (12) consecutive months, provided that such amount shall not exceed Thirty Million Dollars ($30,000,000). These royalties may be initially offset on a limited basis by jointly agreed upon costs such as development costs incurred for entry to specific international markets.

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

Resellers

Currently, our potential distribution network reach is approximately 48,000 stores in the United States. Our Products can be found in many national and regional convenience-store chains, such as QuikTrip and GPM Investments, as well as at convenience stores (known in the industry as “c-stores”) serviced through distributors such as S. Abraham and Sons and H.T. Hackney Co. Finally, our Products are also accessible to adults 21 years of age and older through the age-gated digital delivery service mobile application, GoPuff, in more than 50 cities across the United States.

Concentrations

Concentration of Purchases and Other Receivable - Related Party:

For the year ended October 31, 2022, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of approximately $1.5 million, as compared to $61.9 million for the year ended October 31, 2021. There was no related party accounts payable balance as of October 31, 2022. In fiscal year 2021, such inventories accounted for 100% of the total related party accounts payable.

On April 29, 2022, our company and Bidi agreed to cancel the $2.9 million inventory order paid in advance in fiscal year 2021 and this was a credit against the accounts payable due to Bidi. Inventory quality control expenses were paid by us on behalf of Bidi during the year ended October 31, 2022in the amount of approximately $0.7 million, and were offset as a credit against the existing accounts payable balance-related party. A credit of $2.9 million was applied on August 1, 2022, resulting in a related-party receivable balance due from Bidi of $2.1 million, to be applied on future orders of Product. On October 31, 2022, our company and Bidi agreed to a return for short-coded or expiring inventory. An additional credit of $1.5 million and $108,000 for recycling costs was applied on October 31, 2022, to the related-party receivable balance due from Bidi.

As of October 31, 2022, we had a related-party receivable balance due from Bidi of $3,704,132. $1,539,486 of the receivable is classified as current and $2,164, 646 is classified as non-current. The receivable balance will be realized though Bidi applying 5% credit on all future orders of Product until the entire balance is extinguished.

Concentration of Revenues and Accounts Receivable:

For the year ended October 31, 2022, a substantial portion (over 50%) of our revenues from the sale of Products, solely consisting of the BIDI® Stick were derived from the following customers: (i) Favs Business, LLC (“Favs Business”) generated approximately 31%, (ii) H.T. Hackney Co. generated approximately 15%, and (iii) GPM generated approximately 12%. For the year ended October 31, 2021, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick were derived from the following customers: (i) Favs Business generated approximately 23% and, (ii) MMS Distributing, LLC (“MMS Distro”) generated approximately 16%, and (iii) C Store Master generated approximately 14%.

In addition, Favs Business and QuikTrip Corporation accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022. Favs Business and C Store Master accounted for approximately 50% and 16% of the total accounts receivable from customers, respectively, as of October 31, 2021.

Employees

As of the date of this Report we have ten employees, all of whom are full-time, including our officers. In addition to our officers, we have employees who fulfill the roles of sales staff, information technology, web development, warehouse staff, and financial accounting and reporting management. All our employees are eligible to enroll, or have already enrolled, in our medical plan.

Environment and Government Regulation Related to our Operations

Because we are only a wholesale distributor of the Products, namely the BIDI® Stick, we believe that we are only subject to Federal, state, and international laws pertaining to a distributor, not a manufacturer, of ENDS Products.

Our business is dependent entirely on the resale of the Products provided by Bidi; thus, there is a significant risk that our business could be materially adversely affected if Bidi, as the manufacturer, does not properly abide by any Federal, state, or international laws that regulate ENDS Products. Any lapse in production or availability of the Products from Bidi would hamper our ability to operate as we would be limited in our ability to supply our customers if our inventory ran low or ceased to exist entirely.

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

FDA and Related Regulations Relating to ENDS Products

Effective August 8, 2016, the FDA’s regulatory authority under The Family Smoking Prevention and Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain “new generation” products (such as electronic cigarettes, vaporizers, and e-liquids) and their components or parts (such as tanks, coils, and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by the FDA (the “Deeming Rule”). The Deeming Rule applies to all products made or derived from tobacco intended for human consumption but excluding accessories of tobacco products (such as lighters). Furthermore, starting in April 2022, FDA was also granted authority to regulate products containing synthetic (non-tobacco) nicotine as tobacco products. Specifically, the Consolidated Appropriations Act of 2022 amended the definition of a “tobacco product” in the Food, Drug and Cosmetic Act and gave the FDA authority to regulate products containing nicotine from any source, including synthetic nicotine.

The Deeming Rule requires (i) United States manufactured products be registered with the FDA and that products include ingredient listings; (ii) newly deemed products be marketed only after FDA review and authorization, subject to FDA’s compliance enforcement policy; (iii) products only make direct and implied claims of reduced risk if the FDA authorizes after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) sellers of such products refrain from distributing free samples; (v) sellers of such products implement minimum age and identification restrictions to prevent sales to individuals under age 18 (later extended to 21); (vi) packaging of and advertisements for products include prescribed health warnings; and (vii) sellers refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. We, along with Bidi, must comply with these regulations. Any lapse in compliance by us, or Bidi, could hamper our ability to operate, which would adversely affect the results of operations.

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

As part of the “Consolidated Appropriations Act, 2021,” signed into law on December 27, 2020, Congress amended the PACT Act to apply to ENDS, which includes the BIDI® Stick. The PACT Act regulates the sale, transfer, or shipment of cigarettes, roll-your-own tobacco, smokeless tobacco, and now ENDS, for both business-to-business transactions as well as online sales. The PACT Act imposes substantial restrictions on sellers and shippers of ENDS products, including, but not limited to registration with the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), registration with state Tobacco Tax Administrators, and monthly reporting requirements to state and local Tobacco Tax Administrators. Delivery sellers are subject to substantial additional restrictions, including, but not limited to, compliance with state excise tax collection requirements, licensing requirements, shipping, and packaging requirements. Companies were required to comply with PACT Act requirements beginning on or about March 28, 2021.

We have adopted the following compliance measures:

●	We have retained a team of legal, tax and accounting experts to advise on state and local tax, licensing, and regulatory matters associated with the distribution of the BIDI® Stick;

●	We are appropriately licensed or registered in every state which requires it;

●	We calculate and remit excise taxes where required;

●	We have made a substantial investment in excise tax reporting and compliance software to ensure that all applicable taxes are properly calculated and remitted to the appropriate taxing authorities. The software is now completely integrated with our systems;

●	We have registered with the ATF and the states into which we ship the Products;

●	We have implemented processes to ensure timely filing of all required reporting; and

●	In February 2021, we ceased all direct-to-consumer sales.

Federal Trade Commission

The Federal Trade Commission (FTC) routinely requests various industry sectors to provide information on marketing and advertising practices, and typically summarizes the aggregate information provided by all respondents in a public report. The FTC issued what is known as an “Order to File Special Report” to a number of vaping industry members, including Bidi, on June 2, 2022. Upon being advised of the exclusive distribution arrangement between Bidi and the Company, the FTC withdrew the request directed to Bidi on August 22, 2022 and issued a request to the Company on August 29, 2022. The Company responded timely to the FTC request on November 30, 2022.

State and Local Regulations

As a retail seller and/or wholesale distributor of ENDS and related products, we must follow several state and local regulations. Individual U.S. state laws and regulations concerning e-cigarette and related products are also relatively new and developing. Currently, certain state laws about e-cigarette and related products serve to define and/or tax tobacco products or e-cigarette and related products, restrict access to youth and/or retail sale, require a license to sell such products, ban e-cigarette use in certain public spaces, and require child resistant packaging on products containing e-liquids. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. Recently, for example, California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. As a distributor, we hold all required state licenses and permits, and pay all applicable state e-cigarette and related products excise taxes. We work closely with Bidi to ensure that it is compliant with applicable manufacturer specific state requirements, such as any warning requirements (e.g., California Proposition 65).

Excise Taxes on Vapor Products

Vapor products are currently subject to excise taxes at the state and local level. Currently, approximately 31 states, plus various localities and jurisdictions, impose a tax on vapor products. We anticipate that state and localities will likely continue to impose new excise taxes on these products and / or increase existing excise taxes for the purpose of funding various legislative initiatives, filling revenue shortfalls, and / or to reduce consumption. In addition, while ENDS products are not currently subject to excise tax at the federal level, legislation to impose excise taxes at the federal level has been introduced in the past and could potentially be adopted in the future. Any future enactment of excise tax increases at the federal, state, or local level could potentially result in lower consumption, a shift in sales to discount brands, illicit trade channels or alternatives as consumers seek lower priced products, any of which could result in a decline of our shipment volume, revenue, and profit. The Company ceased all direct-to-consumer sales in February 2021.

International Regulations and Pertinent Information

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced, or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing, and sponsorship;

●	restrictions or bans on advertising, marketing, and sponsorship;

●	the display of larger health warnings, graphic health warnings, and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure, and performance standards for tar, nicotine, carbon monoxide, and other smoke constituents’ levels;

●	requirements regarding testing, disclosure, and use of tobacco product ingredients;

●	increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;

●	elimination of duty-free allowances for travelers; and

●	encouraging litigation against tobacco companies.

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

Competition

Because we solely distribute Bidi’s Products, which comprises all our business operations, Bidi’s competitors in the ENDS industry are indirect competitors of ours. Many of these competitors in the ENDS industry are better capitalized than we are and have access to greater resources, financial, and otherwise. We believe that our ability, and Bidi’s ability, to effectively compete in the industry and acquire a strong market position is, and will continue to be, in large part due to the growing recognition of the Bidi brand name, the perceived quality of each of our Products, and the ongoing efforts of our sales, marketing, and distribution teams. We, through Bidi, compete against, just to name a few, what we refer to as “big tobacco” companies, including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC, NJOY, and Logic Technology. “Big tobacco” has substantially greater resources, and a customer base that has historically demonstrated loyalty to their brands, which can pose a significant hurdle to competitors operating in the same, or similar, industries.

Competition in the ENDS industry is based upon not only brand quality and positioning but also on price, packaging, promotion, and retail availability and visibility. Given the decreasing prevalence and public acceptance of cigarette consumption, the “big tobacco” companies continue to demonstrate an increased interest and participation in other/additional tobacco industries/markets. As such, we consider the “big tobacco” companies to be our primary competitors now, but it is our belief that we have the capability to compete successfully.

Based on Goldman Sachs’ Equity Research Report using Nielsen data for total nicotine volumes (the “Goldman Report”), the BIDI® Stick was the top disposable ENDS Product based on retail sales for the 52-week period ending on December 17, 2022. The BIDI® Stick has decreased its absolute-dollar market share of the disposable ENDS market share to 3.2% during the 52-week period ending on December 17, 2022, from 24.2% absolute dollar market share for the 52-week period ending January 28, 2022.   According to the Goldman Report, total dollar sales have decreased 54.8% for the 52-week period ended December 17, 2022.   We believe our market position as the top disposable ENDS Product based on retail sales for the last year underscores the unique customer experience the BIDI® Stick provides.

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

Emerging Growth Company

We are an emerging growth company (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act eases restrictions on the sale of securities and increases the number of stockholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). We have not elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Corporate History

We were incorporated on September 4, 2018, in the State of Delaware. Effective July 12, 2019, we changed our corporate name from Quick Start Holdings, Inc. to Kaival Brands Innovations Group, Inc. The name change was affected through a parent-subsidiary short-form merger of Kaival Brands Innovations Group, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity.

2018 Holding Company Reorganization

On September 4, 2018, USSE Delaware, Inc., a Delaware corporation (“USSE Delaware”) acquired all of our then-outstanding shares of common stock, par value $0.001 per share (our “Common Stock”), resulting in us becoming its wholly owned subsidiary. On September 19, 2018, our wholly owned subsidiary, USSE Merger Sub, Inc., a Delaware corporation (“USSE Merger Sub”), merged with and into USSE Delaware, our then parent, effected a reorganization (the “Holding Company Reorganization”) in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”). USSE Delaware was the surviving corporation and our wholly owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

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

2018 Change of Control

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

2020 Share Cancellation and Exchange Agreement

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

2021 Reverse Stock Split

On July 16, 2021, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of our Common Stock. The Reverse Stock Split was effective as of 12:01 a.m. Eastern Time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, our Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of our Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our Common Stock was not affected by the Reverse Stock Split.

2022 Preferred Shares Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Item 1A. Risk Factors.

Our business and an investment in our company is speculative and subject to significant risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements contained in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

 Risks Related to Our Business and Industry

We rely exclusively on Bidi as the supplier of the Products that we distribute. The loss of this relationship, or any negative impacts on Bidi’s ability to manufacture the Products, would severely harm our business. Pursuant to the A&R Distribution Agreement between us and Bidi, Bidi has engaged us to act as the sole distributor of the ENDS products and related components, including the BIDI® Stick, manufactured by Bidi. Any failure by Bidi to fulfil its obligation under the A&R Distribution Agreement could have a material adverse effect on our revenue and operating results and operating cash flows; and could impair the strength of our brand.

In addition, because of our dependence on Bidi as the exclusive supplier of Products, any loss of our relationship with Bidi, or any adverse change in the financial health of Bidi that would affect its ability to perform its obligations under the A&R Distribution Agreement, would have a material adverse effect on our revenue, operating results, and ability to run our business.

Further, Bidi is subject to supply shortages and interruptions, long lead times, and act-of-God events such as global pandemics, weather related catastrophes, or conflict, any of which could disrupt the operations of Bidi and have a material adverse impact on our results of operations. We may be unable to identify or contract with new suppliers or producers in the event of a disruption to our supply and could experience a material adverse effect on our revenue, operating results, and ability to run our business.

The terms of our agreements with Bidi, including our A&R Distribution Agreement, may not always be as favorable to us as the terms that may be obtained by arms’ length negotiation. We currently are, and we anticipate that we will continue to be, substantially dependent on our relationships with our affiliated entities, including Bidi. We believe that our current arrangement with Bidi provides our business with stability and transparency. Although we believe that the terms of the A&R Distribution Agreement are as favorable to us as what we could have obtained in an arm’s length transaction, there can be no assurance that this arrangement or any future agreements that we enter with Bidi, or any other affiliated entity, will be as favorable to us as we may be able to negotiate with unaffiliated parties.

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

We outsource key sales and marketing and other key functions to QuikfillRx, and the loss of this relationship would damage our business. We conduct our sales and marketing activities in close coordination with our consultant QuikfillRx. Pursuant to our agreement with QuikfillRx (most recently amended in November 2022), QuikfillRx provides key services to us. We are therefore reliant on our relationship with QuikfillRx, and the loss of that relationship for any reason would significantly damage our ability to operation our business.

We have a limited operating history, and our historical operating and financial results may not be indicative of future performance, which, along with the relative early stage of the ENDS industry, makes it difficult to predict our future business prospects and financial performance. Our current business model is relatively new, and so business and prospects may be difficult to evaluate. Our limited operating history makes it difficult to evaluate both our operating history and our future potential. We have yet to demonstrate a consistent ability to generate revenue, and are still subject to many of the risks common to early-stage companies operating in the nicotine and non-nicotine delivery system products sector, including the uncertainty as to our ability to implement our business plan, market acceptance of business plan, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources and uncertainty of our ability to generate revenues. There is therefore a significant risk that our activities will not result in any material revenues or profit, and the likelihood of our business viability and long-term prospects must be considered in light of the stage of our development. There can be no assurance that we will be able to fulfill our stated business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results of operations in our current business model for investors to use to identify historical trends. Investors should consider our prospects considering the risk, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are therefore subject to the risk that we will be unable to address these risks, and our inability to address these risks could lead to the failure of our business.

Moreover, the ENDS industry is relatively new and is rapidly evolving. Changes in existing laws, regulations and policies and the issuance of new laws, regulations, policies, and any other entry barriers in relation to the ENDS industry may materially and adversely affect our business operations. Bidi was among the many companies that received a MDO for its non-tobacco flavored BIDI® Sticks. On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside (i.e., vacated) the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s Premarket Tobacco Product Application (“PMTA”) back to FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because the FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

The opinion further indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the “appropriate for the protection of the public health” (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as the Company’s retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

The FDA did not appeal the 11th Circuit’s decision. The Agency had until October 7, 2022 (45 days from the August 23, 2022 decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court.

In the meantime, we anticipate that Bidi will be able to continue marketing and selling the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. As none of these scenarios apply to Bidi, we believe the risk of FDA enforcement is low.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.

If Bidi’s planned PMTA for the tobacco-derived nicotine-based formulation of the BIDI® Pouch is not submitted to or authorized by the FDA, we will not be able to sell the BIDI® Pouch in the United States. We are currently planning to initiate distribution of the BIDI® Pouch initially outside the United States. Bidi is also planning to submit a PMTA for a BIDI® Pouch manufactured using a tobacco-derived nicotine formula. The BIDI® Pouch cannot be distributed in the United States unless the PMTA is authorized.

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

Regulations may be enacted in the future, particularly considering increasing restrictions on the form and content of marketing of tobacco products, that would make it more difficult to appeal to our consumers or to leverage existing recognition of the Bidi brand, or other brands that we own or license in the future. Furthermore, even if we can continue to distinguish our Products, there can be no assurance that the sales, marketing, and distribution efforts of our competitors will not be successful in persuading consumers of our Products to switch to their products. Many of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or to launch costly marketing campaigns. Any loss of consumer brand loyalty to our Products or reduction of our ability to effectively brand our Products in a recognizable way will have a material effect on our ability to continue to sell our Products and maintain our market share, which could have a material adverse effect on our business, results of operations, and financial condition.

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

For example, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny a PMTA for flavored ENDS. To date, at least four states have banned the sale of flavored ENDS (e.g., New York, New Jersey, Rhode Island, and Massachusetts), with several more considering similar bans (e.g., Maryland, California, and Connecticut). As the September 9, 2021, PMTA review deadline has now passed, the FDA has implemented a de facto ban of flavored ENDS by denying over 93% of pending applications, while issuing zero marketing authorizations.

If flavors are ultimately prohibited to be sold by Bidi, because of the FDA’s decision on the Section 10.75 review regarding the inclusion of the Arctic BIDI® Stick in the MDO, or otherwise, the use of ENDS products may decline significantly, which may materially and adversely affect our business, financial condition, and results of operations. Continued evolution, uncertainty, and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition.

For more information, see Item 1. Business -- FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business.

Some of our Product offerings through Bidi are subject to developing and unpredictable regulation. Our Products are sold through our distribution network and may be subject to uncertain and evolving federal, state, and local regulations, including hemp, non-THC cannabidiol (CBD) and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. We anticipate that all levels of government, which have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. These regulations include or could include restrictions including prohibitions on certain form factors, such as smokable hemp products, or age restrictions. On January 26, 2023, FDA announced that it would not initiate rulemaking to regulate CBD as a dietary food ingredient. Rather, after careful review, the FDA has concluded that a new regulatory pathway for CBD is needed that balances individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. The FDA further indicated that it is prepared to work with Congress on this matter. Accordingly, we cannot give any assurance that such actions would not have a material adverse effect on this emerging business.

Significant increases in state and local regulation of our Products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. The PACT Act, which went into effect in June 2010, amended the Jenkins Act and initially only applied to the sales of cigarettes, roll-your-own tobacco, and smokeless tobacco. Specifically, the PACT Act regulates the sale, transfer, or shipment of these products for both business-to-business transactions as well as “delivery sales,” which are defined as any sale of cigarettes, roll-your-own tobacco, or smokeless tobacco where the consumer orders the product remotely and prohibits such deliveries through the U.S. Postal Service (“USPS”), except in certain circumstances (e.g., business-to-business deliveries).

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

Our business may be damaged by events outside of our own or Bidi’s control, such as the impact of epidemics (e.g., COVID-19), political changes, or natural disasters. COVID-19 could adversely impact our business, including several key activities that are critical to our success. The global outbreak of COVID-19 and variants of the virus continues to rapidly evolve. While business interruption due to COVID-19 began to abate during 2022, global businesses have continued to be subject to intermittent closures and countries around the world have continued to sporadically limit travel. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate impact of the disease on specific geographies, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Security and privacy breaches may expose us to liability and cause us to lose customers. Federal and state laws require us to safeguard our wholesalers’, retailers’, and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We cannot guarantee that a future breach will not result in material liability or otherwise harm our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers, or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. We rely on third-party technology to safeguard the security of sensitive information in our possession. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability could harm our reputation and, therefore, our business and financial condition. In addition, a party who can circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. Any insurance coverage that we obtain to cover such risks may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

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

We are subject to fluctuations in our results that make it difficult to track trends and develop strategies in the short term. In response to competitor actions and pricing pressures, we have engaged in significant use of promotional and sales incentives. We regularly review the results of our promotional spending activities and adjust our promotional spending programs to maintain our competitive position as well as to confirm compliance with our adult-focused marketing policies. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods. Additionally, promotional activity significantly increases net sales in the month in which it is initiated, and net sales are adversely impacted in the month after a promotion. Accordingly, based upon the timing of our marketing and promotional initiatives, we have and may continue to experience significant variability in our results, which could affect our ability to formulate strategies that allow us to maintain our market presence across volatile periods. If our fluctuations obscure our ability to track important trends in our key markets, it may have a material adverse effect on our business, results of operations and financial condition.

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

The departure of key management personnel and the failure to attract and retain talent could adversely affect our operations. Our success depends upon the continued contributions of our senior management, especially our President and Chief Operating Officer, Eric Mosser, and our Chief Science & Regulatory Officer, Nirajkumar Patel. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers join a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations.

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

Future offerings of debt or equity securities may rank senior to our Common Stock. We may seek to raise new funding from time to time through the issuance of debt or equity securities. Our Board of Directors has the ability, without further approval of our stockholders, to issue debt or equity securities in the future ranking senior to our Common Stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges, including with respect to dividends, more favorable than those of our Common Stock and may result in dilution (perhaps significant) to our stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings or financings, any of which could reduce the market price of our Common Stock and dilute its value.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies, if any, or Products. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our Products or grant licenses on terms that are not favorable to us.

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

The market prices for our Common Stock are volatile and will fluctuate. The market price for shares of our Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly financial results; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (iv) addition or departure of our executive officers or members of our Board and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding shares of Common Stock; (vi) sales or perceived sales of additional shares of our Common Stock; (vii) liquidity of our Common Stock; (viii) significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and (ix) news reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our shares of Common Stock may decline even if our operating results, underlying asset values or prospects have not changed.

Our Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) but there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq in the future. We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Common Stock on Nasdaq in the future. Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity, and other financial metric criteria, as well as certain corporate governance requirements, for our Common Stock to continue trading on Nasdaq. If we fail to comply with the continued listing standards, our Common Stock could be delisted. We have been subject to Nasdaq listing deficiency issues in the past on January 26, 2022, Nasdaq notified the Company that it was not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s common stock (the “Common Stock”) was below $1.00 per share for 30 consecutive business days. While this listing deficiency was cured during 2022, we may become subject to potential delisting if the price of our Common Stock again falls below $1.00, or for other reasons. A failure to maintain listing on Nasdaq could have a material adverse effect on the liquidity and price of the Common Stock

Future sales of shares of our Common Stock by our controlling shareholder H or by our officers and directors may negatively impact the market price for our Common Stock. Subject to compliance with applicable securities laws, our controlling shareholder KH as well as our directors and officers and their affiliates may sell some or all of their shares of our Common Stock in the future. No prediction can be made as to the effect, if any, such future sales of shares of our Common Stock may have on the market price of the shares of our Common Stock prevailing from time to time. However, the future sale of a substantial number of shares of our Common Stock by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our shares of our Common Stock.

The concentration of ownership among our officers, directors, and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price. Based on the number of shares outstanding as of January 27, 2023, our officers, directors, and stockholders who hold at least 5% of our stock beneficially own a combined total of approximately 77.1% percent of our outstanding   Common Stock, including shares of our Common Stock subject to stock options that are currently exercisable or are exercisable and that vest within 60 days after January 27, 2023. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations, or other significant transactions. The interests of one or more of these stockholders may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of our Common Stock. The concentration of ownership also may contribute to the low trading volume and volatility of our Common Stock.

Our Common Stock may become the target of a “short squeeze.” Beginning in 2021, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies trading at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. We may be a target of a short squeeze, and investors may lose a significant portion or all their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

We do not currently pay dividends on our shares of our Common Stock and have no intention of paying dividends on shares of our Common Stock for the foreseeable future. No dividends on the shares of our Common Stock have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after considering a multitude of factors appropriate in the circumstances, including our operating results, financial condition, and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained, and certain conditions are met. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless our Board decides to pay dividends, our stockholders will be required to look at appreciation of our Common Stock to realize a gain on their investment. There can be no assurance that this appreciation will occur.

For as long as we are an “emerging growth company” we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors and could make it more difficult for us to raise capital as and when we need it. We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage, and intend to continue to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Investors may find our Common Stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our Common Stock or volatility in our share price. In addition, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

We have identified material weaknesses in our system of internal controls over financial reporting and, if we cannot remediate these material weaknesses, we may not be able to accurately report our financial condition, results of operations, or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of Sarbanes-Oxley also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our system of internal controls over financial reporting. However, if we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our management has identified, and we have disclosed, certain material weaknesses in our system of internal controls over financial reporting as of our fiscal year ended October 31, 2022. Specifically, our management has found that our internal control system over financial reporting was ineffective as of October 31, 2022, based on a determination that there was a lack of sufficient resources to provide adequate segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we have undertaken, and intend to continue to undertake, remediation measures to address such material weaknesses, including implementing prevent and detect internal control procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

Our compliance with Section 404 of Sarbanes-Oxley will require that we incur substantial accounting expenses and spend significant management efforts. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our system of internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business.

We cannot assure you that we will, in the future, identify areas requiring improvement in our system of internal controls over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial process and reporting in the future as we continue to grow. If we are unable to establish appropriate internal financial reporting controls and procedures, if we are unable to conclude that our system of internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our system of internal controls over financial reporting once that firm begins its audits of our systems of internal controls over financial reporting, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our system of internal controls over financial reporting, or to implement or maintain other effective internal control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2022, our President and Chief Operating Officer   and our Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal controls identified above.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our internal controls system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

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

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs can result in our reporting a net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient directors’ and officers’ liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified people to serve on our Board, our Board committees, or as executive officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On August 1, 2020, we began leasing office space consisting of 1,595 square feet as our main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). Nirajkumar Patel, our Chief Science and Regulatory Officer and director, is also an officer of Just Pick. We believe our office space is sufficient to meet our current needs.

On November 1, 2021 the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made payments on this lease in the amount of $19,959. The lease was terminated in June 2022.

On November 11, 2021 the Company entered into a month- to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made payments on this lease in the amount of $19.108. This lease was terminated in April 2022.

On June 10, 2022, we entered into a Lease Agreement (the “2022 Lease”) with Just Pick, LLC (a related party) for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick, LLC is considered a related party as it is owned controlled by our Chief Science and Regulatory Officer and director, Nirajkumar Patel. We believe our office space is sufficient to meet our current needs. We must pay the Just Pick lease base rent equal to $17,776.67 per month during the first year of the lease term. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if appliable. In addition to the base rent, we must pay Just Pick one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the lease term.

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

While we are not a party to the legal or regulatory proceedings involving Bidi described in Item 1 – Business – FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business, the outcome of those or related proceedings could have a material adverse or positive impact on our ability to operate our business given our reliance on Bidi.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 20, 2021, our Common Stock began trading on the Nasdaq Capital Market under the trading symbol “KAVL.” On January 27, 2023, the last reported sales price of our Common Stock was $0.82.

Holders

As of January 27, 2023, we had 56,169,090 shares of Common Stock issued and outstanding and no shares of Series A Preferred Stock issued and outstanding. As of January 27, 2023, we had approximately 7,400 record holders of our Common Stock.

Dividends

We have not paid any dividends to our stockholders and do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination related to the Company’s dividend policy will be made at the discretion of our Board. Also, there are no restrictions which would limit our ability to pay dividends on common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock Issued

The authorized Common Stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 56,169,090 shares of Common Stock issued and outstanding as of October 31, 2022, as compared to 30,195,312 shares of the Common Stock issued and outstanding as of October 31, 2021.

During the fiscal year ended October 31, 2022, stockholders of the Company exercised warrants to purchase 855,605 shares of the Company’s common stock for net proceeds of $1,625,650.

During the fiscal year ended October 31, 2022, the Company issued 123,256 shares of Common Stock with the fair value of $172,379 to employees for services RSUs that were settled with common shares. Of the shares issued to employees, 44,720 shares were withheld by the Company to satisfy tax withholding obligations equal to $59,862.

During the fiscal year ended October 31, 2022, 12,963 shares of our Common Stock were issued to an individual as compensation for Consulting services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2022, 15,351 shares of our Common Stock were issued to QuikfillRx, LLC as compensation for marketing and promotion services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2022, 11,323 shares of our Common Stock were issued to an individual as compensation for professional legal services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended, October 31, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

In September 2021, the Company completed a firm commitment underwritten offering, which offering was made pursuant to its Registration Statement on Form S3 (File No. 333-258339) (the “Registration Statement”). The Securities and Exchange Commission (the “SEC”) declared the Registration Statement effective on August 10, 2021. The Company sold 4,700,000 million shares of our Common Stock and warrants, with an exercise price of $1.90 per share and an expiration of five years, to purchase an additional 3,525,000 shares of its Common Stock. The Company sold each share of its Common Stock and warrants to purchase 0.75shares of its Common Stock at a combined public offering price of $1.70. The Company also granted the underwriter the option to purchase an additional 705,000 shares of its Common Stock and warrants to purchase an additional 528,750 shares of its Common Stock. As of October 31, 2021, the Company had received net proceeds from the offering of approximately $8,305,772, net of offering cost. The Company had also received approximately $1,665,113 from the exercise of 879,828 warrants.

During the year ended October 31, 2021, 674,803 shares of Common Stock were issued to 8 non-employee vendors as compensation for professional services rendered to the Company and two officers as additional compensation. These shares were expensed to the Company using the closing share price on the grant dates to compute an aggregate fair market value total of $8,944,100, of which 308,333 shares and $1,597,667 compensation is related to shares issued to Inflection Partners.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2022, included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

We are focused on growing and incubating innovative and profitable products into mature, dominant brands, with a current focus on the distribution of electronic nicotine delivery systems (“ENDS”), also known as “e-cigarettes”. Our business plan is to diversify into distributing other delivery system products.

Our principal business activity is presently focused around our A&R Distribution Agreement with Bidi, pursuant to which Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS as well as non-electronic nicotine delivery systems and related components for sale and resale to both retail level customers and non-retail level customers. Currently, such products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021.

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

We were indirectly impacted by supply chain issues and regulatory oversight in the fiscal year 2022. We believe that many retailers and distributers relaxed their compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue.

FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business

As the principal   manufacturer of the products we distribute, Bidi’s interactions with FDA and related legal proceedings are of significant importance to our business. Please see Item 1 – Business – FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business for information on this important topic.

Phillip Morris License Agreement

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

On July 25, 2022, we announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device, VEEBA, has been custom developed and is now being distributed in Canada and in the United Kingdom, with additional market launches planned this fiscal year.

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

Going Concern

Our financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raised substantial doubt about our ability to continue as a going concern.

In response to the above, we assessed our management’s plans to alleviate that doubt. We had positive working capital as of October 31, 2022 of $7.5 million. We considered that our losses and negative cash flows were due to various factors such as: (i) uncertainty surrounding the PMTA process with FDA and (ii) the MDO that was issued to Bidi Vapor on its flavored ENDS product. However, the MDO was set aside and remanded by the 11th Circuit and the ability to appeal such decision has passed thereby facilitating the advancement of the flavored BIDI® Sticks for sale in the United States (pending FDA’s review of the flavored PMTAs). Concurrently, the PMTA of the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through scientific review (pending FDA’s review of that PMTA). Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

We believe that our available cash and the cash to be provided by future operating activities should enable us to meet our estimated liquidity needs for the next 12 months after the date that the financial statements are issued. Because of the above factors, we believe that this alleviates the substantial doubt in connection with our ability to continue as a going concern.

However, there is no assurance that our plans will be achieve their desired results due to the current economic climate in the United States and globally. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of January 20, 2023. We had been awaiting the outcome of Bidi’s merit-based case pending in the Eleventh Circuit Court of Appeals with respect to the MDO issued by the FDA in September 2021. The Eleventh Circuit Court of Appeals finally ruled in favor of Bidi on August 23, 2022, so our business and financial condition will not be materially adversely affected, including our ability to generate increased revenues from sales of all Bidi stick flavors and our liquidity in Fiscal year (“FY”) 2023 and likely FY 2024 and beyond.   Bidi’s scientific study has now gone into review by the FDA, which can take a considerable length of time, in which period allows us to market and sell. Other than the ongoing PMTA reviews, we have no known current demands or commitments and are not aware of any events or uncertainties as of October 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current requirements for cash and resulting improved liquidity.

As of October 31, 2022, we had working capital of approximately $7.5 million and total cash of approximately $3.7 million.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

We believe we have the financial resources to weather any short-term impacts of COVID-19; however, we are unable to presently estimate any potential future impacts from COVID-19 and an extended impact could have a material and adverse effect on our sales, earnings, and liquidity. The Company was indirectly impacted by supply chain issues and regulatory oversight. In FY 22 , the Company believes that many retailers and distributers relaxed their compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue.

We had also been impacted by Bidi’s receipt of a MDO from the FDA. However, in the fiscal fourth quarter of FY 2022 that MDO was eliminated for Bidi by the Eleven Circuit Court of Appeals decision. For additional information regarding the impact to our revenues during the last fiscal quarter of fiscal year 2022, please see the section entitled “Revenues” below. At this time, we do not foresee the need for further strategic financing for the next twelve months, given the financing we completed in September 2021, as indicated below, other working capital financing that will be available to us in FY 2022 and our continual and increasing sales efforts and results.

In September 2021, we completed a firm commitment underwritten offering, which offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-258339) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 10, 2021. We sold 4,700,000 shares of our Common Stock and warrants to purchase an additional 3,525,000 shares of our Common Stock. We sold each share of our Common Stock and warrants to purchase 0.75 shares of our Common Stock at a combined public offering price of $1.90. We also granted the underwriter the option to purchase an additional 705,000 shares of our Common Stock and warrants to purchase an additional 528,750 shares of our Common Stock. We received net proceeds from the offering of approximately $8.3 million. We have also received approximately $1.7 million from the exercise of the warrants. We used the proceeds for general corporate purposes.

However, there is no assurance that our plans will be achieve their desired results due to the current economic climate in the United States and globally. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Cash Flows:

Cash flow used in operations was approximately ($5.7) million for fiscal year 2022, compared to cash flow used in operations of approximately ($9.3) million for fiscal year 2021. The decrease in cash flow used in operations for the fiscal year 2022 was primarily due to the decrease in inventory purchases and inventory deposits in the current year, partially offset by the decrease in accounts payable – related party.   We anticipate that our cash flows from operations and sales in fiscal year 2023 will improve based on the minimum purchase obligations set forth in the Sub-Distribution Agreements, partially offset by minimal increases in costs as we ramp up our sales and marketing efforts. Additionally, we are in the process of developing a working capital line of credit with a third-party financial firm, which can supply us with short-term cash needs as our customer growth requires many more orders of product for interim short time intervals.

Cash flow provided by financing activities was approximately $1.6 million for fiscal year 2022, compared to cash flow provided by financing activities of approximately $9.7 for fiscal year 2021. The decrease in cash flow from financing activities for the fiscal year 2022 was primarily due to the $8.3 million in net proceeds from the firm commitment underwritten offering in September 2021, which consisted of shares of Common Stock and warrants to purchase shares of Common Stock, and the approximately $1.7 million in cash received from the exercise of warrants, offset by approximately $0.3 million, which was the cash amount that was paid in connection with the withholding of 92,871 shares to satisfy tax obligations due upon such issuances to certain employees.

Results of Operations

Year ended October 31, 2022, compared to year ended October 31, 2021

Revenues:

Revenues for fiscal year 2022 were approximately $12.8 million, compared to approximately $58.8 million in the prior fiscal year. Revenues decreased in fiscal year 2022, primarily in the first two fiscal quarters, generally due to (i) increased competition, which we believe was the result of the lack of enforcement by federal and state authorities against sub-par and low-priced vaping products that continued to enter the market illegally without FDA authorization and (ii) Bidi’s receipt of the MDO, which limited our ability in most of fiscal year   2022 to sell flavored BIDI® Sticks in the United States. On August 23, 2022, the 11th Circuit set aside (i.e., vacated) the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s PMTA back to the FDA for further review. In light of the 11th Circuit decision, the Company anticipates having the continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. We also anticipate that if the FDA begins enforcement against illegally marketed or synthetic-nicotine vaping products, there may be an increased demand for compliant and legal vaping products, such as the BIDI® Stick.

Cost of Revenue and Gross Profit:

Gross profit in fiscal year 2022 was approximately $1.2 million, compared to approximately $11.9 million for fiscal year 2021. Total cost of revenue was approximately $11.5 million for fiscal year 2022, compared to approximately $46.8 million for fiscal year 2021. The decrease in gross profit volume is primarily driven by the downturn in sales of the Products, beginning in the fiscal year 2021 and continuing through the end of fiscal year 2022, which was primarily the result of the negative impact the PMTA and the impact the regulatory landscape had on our business. Additionally, the cost of the discounts, coupons and promotions programs, that we implemented in the third quarter of fiscal year 2021 to assist in growing and retaining the customer base and store shelf space, which continued through current year contributed a lower gross profit margin per unit of Products sales, as these discounts, coupons and promotions decreased our revenues.

Operating Expenses:

Total operating expenses were approximately $15.6 million for fiscal year 2022, compared to approximately $22.4 million for fiscal year 2021. For the fiscal year 2022, operating expenses consisted primarily of advertising and promotion fees of approximately $2.7 million, stock option compensation expense of approximately $6.0 million, professional fees of approximately $3.2 million, salaries and wages of $1.7 million, and all other general and administrative expenses of approximately $2.0 million. In fiscal year 2021, operating expenses consisted of advertising and promotional expenses of approximately $3.2 million, which included commissions paid to QuikfillRx pursuant to the Service Agreement dated March 31, 2020, as amended on June 2, 2020 (the “Amended Service Agreement”), and general and administrative expenses of approximately $10.2 million. General and administrative expenses in the fiscal year 2021 consisted primarily of legal fees, salaries, professional fees, merchant fees, and other service fees, and were necessary for our Reverse Stock Split process, the process for the uplisting to Nasdaq, and to a lesser degree some of the indirect costs incurred relating to our Common Stock and warrants offering in September 2021. Additionally, we incurred legal and other costs related to the FDA’s PMTA/MDO process for limiting the sales of flavored BIDI sticks. We expect future operating expenses to increase while we generate increased sales growth and invest in the Company’s infrastructure to support the planned business growth.

Income Taxes:

We have Federal net operating loss (“NOL”) carryforwards of approximately $12.3 million and state NOL carryforwards of approximately $85 thousand. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. Our federal and state tax returns for the 2020 and 2021   tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Management determined that a valuation allowance of approximately $4.2 million for the year ended on October 31, 2022, was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Please refer to Note 7, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Income (Loss):

Net loss for fiscal year 2022 was approximately $(14.4) million, or $(0.36) basic and diluted net loss per share, compared to a net loss of approximately $(9.0) million, or $(0.38) basic and diluted net loss per share, for fiscal year 2021. The increase in net loss for the fiscal year 2022, as compared to net loss in fiscal year 2021, is attributable to the revenues and expenses factors noted above. Weighted-average common stock shares outstanding were 39,710,389 on October 31, 2022, as compared to 24,000,246 on October 31, 2021. The increase in the weighted-average shares in fiscal year 2022 was primarily attributable to the conversion of 3,000,000 shares of Series A Convertible Preferred Stock to 25,000,000 shares of common stock and the exercise of 855,605 common stock warrants issued in connection with our 2021 public underwritten offering.

Accrued Expenses:

During fiscal year 2022, we accrued approximately $33,900 for a quarterly bonus and approximately $18,000 for approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the three months ended October 31, 2022. During fiscal year 2021, we accrued approximately $3,800 for a quarterly bonus and approximately $180,000 for a monthly retainer plus approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the three months ended October 31, 2021.

Excise taxes totaling approximately $6,600 were accrued based on taxable sales during the fourth quarter of fiscal year 2022, compared to excise taxes of approximately $2,200 that were accrued in fiscal year 2021 based on taxable sales during the fourth quarter of fiscal year 2021.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2022, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of approximately $1.5 million, as compared to $61.9 million for the year ended October 31, 2021. There was no related party accounts payable balance as of October 31, 2022. In fiscal year 2021, such inventories accounted for 100% of the total related party accounts payable.

On April 29, 2022, our company and Bidi agreed to cancel the $2.9 million inventory order paid in advance in fiscal year 2021 and this was a credit against the accounts payable due to Bidi. Inventory quality control expenses were paid by us on behalf of Bidi during the year ended October 31, 2022 in the amount of approximately $0.7 million and were offset as a credit against the existing accounts payable balance-related party. A credit of $2.9 million was applied on August 1, 2022, resulting in a related-party receivable balance due from Bidi of $2.1 million, to be applied on future orders of Product. On October 31, 2022, our company and Bidi agreed to a return for short-coded or expiring inventory. An additional credit of $1.5 million and $108,000 for recycling costs was applied on October 31, 2022, to the related-party receivable balance due from Bidi.

As of October 31, 2022, we had a related-party receivable balance due from Bidi of $3.7 million, in which $1.5 million of the receivable is classified as current and $2.2 million is classified as non-current. The receivable balance will be realized through Bidi applying 5% credits on all future orders of Product until the entire balance is extinguished.

Concentration of Revenues and Accounts Receivable:

For the fiscal year 2022, (i) approximately 31% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business in the amount of approximately $3.9 million, (ii) approximately 15% of the revenue from the sale of the Products was generated from H.T. Hackney Co. in the amount of approximately $1.9 million, and (iii) approximately 12% of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from GPM, in the amount of approximately $1.5 million. In Fiscal year 2021, approximately 23% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business in the amount of approximately $13.9 million and approximately 16% of the revenue from the sale of the Products was generated from MMS Distro in the amount of approximately $9.6 million.

Favs Business with an outstanding balance of approximately $375,000 and QuikTrip Corporation, with an outstanding balance of approximately $85,000, accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022. Favs Business with an outstanding balance of approximately $1.0 million and C Store Master, with an outstanding balance of approximately $322,000, accounted for approximately 50% and 16% of the total accounts receivable from customers, respectively, as of October 31, 2021.

Cash and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents on October 31, 2022, or October 31, 2021. Cash and restricted cash on October 31, 2022, and October 31, 2021, were $3.7 million and $7.8 million, respectively.

Restricted cash consists of cash held short-term in escrow as required. As of October 31, 2022, and October 31, 2021, we had $0 and $65,007 in restricted cash, respectively, for amounts held in escrow.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, (or GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Revenue Recognition Policy

Products Revenue

We generate product revenue from the sale of the Products (as defined above) to non-retail customers. We recognize revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. However, when we enter a consignment agreement with a new customer, once we ship and deliver the requested amount of the Products the customer ordered to it distribution center for its retail sales location, we retain ownership of the delivered Products until they are delivered to their retail stores. When the Products are sold in the stores and the funds, as stated in the consignment agreement, are remitted to us, then we record the revenues in our financial records. We determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. Our shipping and handling costs are fulfillment costs, and such amounts are classified as part of cost of sales. The advance payment is not considered a significant financing component because the period between when we transfer a promised good to a customer and when the customer pays for that good is short. We offer credit sales arrangements to non-retail (or wholesale) customers and monitor the collectability of each credit sale routinely.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaival Innovations Group, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2022, and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022, and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

January 27, 2023

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

	October 31, 2022	October 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$3,685,893	$7,760,228
Restricted cash	—	65,007
Accounts receivable	574,606	1,985,186
Other receivable – related parties – short term	1,539,486	—
Inventory deposit – related party	—	2,925,000
Inventories	1,239,725	15,326,370
Prepaid expenses	426,407	319,531
Income tax receivable	1,607,302	1,753,594

Total current assets	9,073,419	30,134,916

Other receivable – related party – net of current portion	2,164,646	—
Right of use asset- operating lease	1,198,969	55,604

TOTAL ASSETS	$12,437,034	$30,190,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,023	$242,829
Accounts payable- related party	—	12,667,769
Accrued expenses	1,099,157	579,604
Customer deposits	44,973	—
Deferred revenue	235,274	—
Operating lease obligation, short term	166,051	13,020
Customer refund due	—	316,800
Total current liabilities	1,585,478	13,820,022

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	1,050,776	46,185

TOTAL LIABILITIES	$2,636,254	$13,866,207

STOCKHOLDERS’ EQUITY:

Preferred stock 5,000,000 shares authorized; Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, 0 and 3,000,000 shares issued and outstanding as of October 31, 2022, and October 31, 2021, respectively)	—	3,000

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 56,169,090 and 30,195,312 issued and outstanding as of October 31, 2022, and October 31, 2021, respectively)	56,169	30,195

Additional paid-in capital	29,375,787	21,551,959

Accumulated deficit	(19,631,176)	(5,260,841)
Total Stockholders’ Equity	9,800,780	16,324,313
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$12,437,034	$30,190,520

 The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2022	2021
Revenues
Revenues, net	$12,701,539	$59,378,208
Revenues – related parties	68,139	154,560
Royalty revenue	117,292	—
Excise tax on products	(125,513)	(756,338)
Total revenues, net	12,761,457	58,776,430

Cost of revenue
Cost of revenue – related party	11,345,912	46,528,501
Cost of revenue – other	174,520	314,049
Total cost of revenue	11,520,432	46,842,550

Gross profit	1,241,025	11,933,880

Operating expenses
Advertising and promotions	2,679,308	3,195,883
General and administrative expenses	12,950,373	19,207,028
Total operating expenses	15,629,681	22,402,911

Other income
Interest income	4	395
Total other income	4	395

Loss before income taxes	(14,388,652)	(10,468,636)

Provision (benefit) for income taxes	(18,317)	(1,435,198)

Net loss	$(14,370,335)	$(9,033,438)

Net loss per common share – basic and diluted	$(0.36)	$(0.38)

Weighted average number of common shares outstanding – basic and diluted	39,710,389	24,000,246

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended October 31, 2022 and 2021

	Convertible Preferred Shares	Par Value Convertible Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
	(Series A)	(Series A)

Balances, October 31, 2020	3,000,000	$3,000	23,106,886	$23,107	$618,904	$3,772,597	$4,417,608

Stock issued for services – RSUs	—	—	221,666	221	505,100	—	505,321
Common stock settled and canceled	—	—	(92,871)	(93)	(254,017)	—	(254,110)
Common stock issued for compensation	—	—	674,803	675	8,943,425	—	8,944,100
Stock option expense	—	—	—	—	1,773,947	—	1,773,947
Common stock issued for cash, net of financing cost	—	—	5,405,000	5,405	8,300,367	—	8,305,772
Common stock issued for warrant exercise	—	—	879,828	880	1,664,233	—	1,665,113
Net loss	—	—	—	—	—	(9,033,438)	(9,033,438)
Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313

Stock issued for services – RSUs	—	—	123,256	123	172,256	—	172,379
Common shares settled and cancelled	—	—	(44,720)	(45)	(59,817)	—	(59,862)
Common stock issued for compensation	—	—	39,637	40	65,283	—	65,323
Exercise of common stock warrants	—	—	855,605	856	1,624,794	—	1,625,650
Converted Series A Convertible Preferred Stock	(3,000,000)	(3,000)	25,000,000	25,000	(22,000)	—	—
Stock option expense	—	—	—	—	6,043,312	—	6,043,312
Net loss	—	—	—	—	—	(14,370,335)	(14,370,335)
Balances, October 31, 2022	—	$—	56,169,090	$56,169	$29,375,787	$(19,631,176)	$9,800,780

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2022	October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,370,335)	$(9,033,438)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	237,702	9,449,421
Stock options expense	6,043,312	1,773,947
ROU operating lease expense	132,890	14,529
Write off of inventory	259,563	—

Changes in current assets and liabilities:

Accounts receivable	1,410,580	(583,624)
Other receivable – related party	(3,704,132)	15,360
Prepaid expenses	(106,876)	(319,531)
Inventory	13,827,082	(15,319,987)
Inventory deposit – related party	2,925,000	(2,925,000)
Income tax receivable	146,292	(1,753,594)
Accounts payable	(202,806)	242,829
Accounts payable – related party	(12,667,769)	11,258,208
Accrued expenses	519,553	(482,501)
Deferred revenue	235,274	(623,096)
Income tax accrual	—	(1,331,856)
Customer deposits	44,973	—
Customer refund due	(316,800)	316,800
Payments on operating lease liability	(118,633)	(11,708)
Net cash used in operating activities	(5,705,130)	(9,313,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash, net of financing cost	—	8,305,772
Proceeds from the exercise of warrants	1,625,650	1,665,113
Settled RSU shares with cash	(59,862)	(254,110)
Net cash provided by financing activities	1,565,788	9,716,775

Net change in cash and restricted cash	$(4,139,342)	$403,534
Beginning cash and restricted cash balance	7,825,235	7,421,701
Ending cash and restricted cash balance	$3,685,893	$7,825,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$1,637,102

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A Preferred Stock Shares to Common Stock Shares	$25,000	$—
ROU asset and operating lease obligation recognized under Topic 842	$1,276,255	$—

The accompanying notes are an integral part of these consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Kaival Brands Innovations Group, Inc. (the “Company,” the “Registrant,” “we,” “us,” or “our”), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018, in the State of Delaware.

Current Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and director of the Company. The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and   again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.” The Company ceased all   direct-to-consumer sales in February 2021.

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

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary of the Company, for the purpose of developing Company-branded and white-label products and services The Company has not yet launched any Kaival-branded product, nor has it begun to provide white label wholesale solutions for other product manufacturers. On March 11, 2022, the Company formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary of the Company, for the purpose of entering into an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

 On July 16, 2021, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Reverse Stock Split was effective as of 12:01 a.m. Eastern time on July 20, 2021. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split will be rounded up to the nearest whole number. In connection with the Reverse Stock Split, the Board of Directors (the “Board”) approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information herein have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the Reverse Stock Split.

On June 13, 2022, the Company’s wholly owned subsidiary, KBI, entered into the PMI License Agreement with PMPSA, a wholly owned affiliate of PMI, for the development and distribution of ENDS products in certain markets outside of the United States, subject to market (or regulatory) assessment.  The PMI License Agreement grants to PMPSA a license of certain intellectual property rights relating to Bidi’s ENDS device, known as the BIDI® Stick in the United States, as well as potentially newly developed devices, to permit PMPSA to manufacture, promote, sell, and distribute such ENDS device and newly developed devices, in international markets, outside of the United States.

On July 25, 2022, the Company announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device, VEEBA, has been custom developed and is now being distributed in Canada and in the United Kingdom.

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

Impact of FDA PMTA Determinations and August 2022 11th Circuit Decision

In September 2021, in connection with the PMTA process, the FDA effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of Marketing Denial Orders (“MDO”), manufacturers are required to stop selling non-tobacco flavored ENDS products.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi challenged the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. §10.75 internal the FDA review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (the “11th Circuit”) to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products, and that the FDA should have gone through the notice and comment rulemaking process for this requirement.

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

On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s Premarket Tobacco Product Application (“PMTA”) back to the FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because the FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

The opinion further indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the appropriate for the protection of the public health (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as the Company’s retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

The FDA did not appeal the 11th Circuit’s decision. The Agency had until October 7, 2022 (45 days from the August 23, 2022 decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court.

In the meantime, the Company anticipates continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.

Risks and Uncertainties

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA’s, the Company views the risk of FDA enforcement against Bidi as low. The Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

Accordingly, the Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court.

Moreover, Bidi’s application is particularly comprehensive, and now includes, among other things, a randomized, crossover, clinical study to assess nicotine pharmacokinetics and subjective effects of the BIDI® Stick, several behavioral, perception and intention studies, as well as a nationally-representative population prevalence study. A complete scientific review of the PMTA would require FDA to review all of this information before making an APPH determination, and while FDA could narrowly interpret the Court’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the 11th Circuit’s opinion, in the Company’s view, makes clear that all “relevant evidence” in an application must be considered. For applications that are in scientific review, FDA typically issues a deficiency letter identifying its questions before making a marketing authorization decision and gives the applicant at least 90 days to respond. This further solidifies the Company’s belief that the scientific review of Bidi’s non-tobacco flavored applications could take 1-2 years or longer. However, the Company cannot provide any assurances as to the timing or outcome.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs and Kaival Brands International. Intercompany transactions are eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents on October 31, 2022, and October 31, 2021. Cash and restricted cash as of October 31, 2022, and October 31, 2021, were $3,685,893 and $7,825,235, respectively.

Cash and restricted cash consist of cash and cash held short-term in escrow as required. As of October 31, 2022, and October 31, 2021, the Company had $0 and $65,007 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated balance sheet and the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

Restrictions on Cash and Cash Equivalents
	October 31,	October 31,
	2022	2021
Cash	$3,685,893	$7,760,228
Restricted cash	—	65,007
Total cash and restricted cash shown in statement of cash flows	$3,685,893	$7,825,235

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of October 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required. The Company also had no allowance for doubtful accounts as of October 31, 2021.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of October 31, 2022, the inventories only consisted of finished goods and were located in three locations; the Kaival main warehouse and two customer warehouses whose service agreements are on a consignment basis with Kaival. The Company had a write-off of $259,563 related to short-coded Bidi sticks that were no longer able to be sold. Based upon fiscal year 2022 inventory management procedures and their results, the Company has determined that no allowance for inventory is required as of October 31, 2022 and 2021.

Inventory deposit – related party

During the fiscal year 2021, the Company paid $2,925,000 million from its capital financing raise to Bidi, a related party, to have BIDI® Sticks manufactured with regulatory product requirements, different from the United States, as stipulated by the United Kingdom. The parties originally contemplated that delivery of the BIDI® Sticks to the Company would occur by the end of April 2022. On April 29, 2022, the Company and Bidi agreed to cancel the order due to an internal change of approach to international distribution, and Bidi agreed to credit the $2,925,000 against the accounts payable balance owed by the Company to Bidi. As of October 31, 2022, the Company has on its balance sheet a zero balance for inventory deposits and inventory deposits related party.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors. The Company has evaluated revenues recognized and substantially all our revenues were derived from sales of flavored BIDI® Sticks, including the Arctic (menthol) BIDI® Stick, sales of which constituted approximately 13.4% and 18.4% of our total sales of BIDI® Sticks for the fiscal years ended October 31, 2022, and 2021, respectively.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of October 31, 2022, and October 31, 2021, the Company has received $44,973 and $0 in deposits from customers, respectively, which is included with the Company’s current liabilities. As of October 31, 2022, and October 31, 2021, the Company has received $235,274 and $0 in deferred income from PMI guaranteed royalty revenue prepayments, respectively, which is included with the Company’s current liabilities.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted product. Once received and inspected, the Company will issue a refund for the product return. As of October 31, 2022 and October 31, 2021, the Company had $0 and $316,800 refunds due to one customer, which was the result of one of the Company’s sub-distributor customers returning Product that had become defective in storage.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. The Company’s shipping and handling costs are fulfillment costs, and such amounts are classified as part of cost of sales. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers and promotional discounts on current orders. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated, and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivable since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue, as noted above.

Royalty Revenue

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

In consideration for the grant of the licensed rights, PMPSA agreed to pay to KBI a royalty equal to a percentage of the base price of the first sale of each unit of Product manufactured. In addition, before the launch of the first product in a market and each anniversary of such launch, PMPSA agrees to pre-pay to KBI a guaranteed minimum royalty based on the estimated royalties payable by PMPSA to KBI in relation to all markets in the twelve (12)-month period following the first launch or each successive anniversary of the first launch, subject to an aggregate maximum guaranteed royalty payment for all markets for each applicable twelve (12)-month period. PMPSA may require modification of certain products to be sold under the PMI Licensing Agreement to be modified for a PMI Market. Pursuant to the PMI Licensing Agreement, PMPSA has absolute discretion over sales, marketing, product branding and packaging pertaining to sales in the PMI Markets, as well as the right to select the specific PMI Markets in which to launch commercialization and determine what product types are to be promoted in each market, subject to sales and marketing plans and annual business plans set by PMPSA and certain expansion criteria agreed between PMPSA and KBI. Royalty revenue earned from the PMI License Agreement is recognized in the period the sales of the Product manufactured occurs.

The PMI License Agreement contains customary representations, warranties, covenants, and indemnification provisions; however, KBI’s liability under the PMI License Agreement is capped at the greater of: (i) Ten Million Dollars ($10,000,000); or (ii) an amount equal to the total of the royalties due to KBI (but not yet paid) plus the royalties (including the guaranteed royalty payment) paid to KBI pursuant to the PMI License Agreement during the immediately preceding twelve (12) consecutive months, provided that such amount shall not exceed Thirty Million Dollars ($30,000,000). These royalties may be initially offset on a limited basis by jointly agreed upon costs such as development costs incurred for entry to specific international markets.

Concentration of Revenues and Accounts Receivable

For the fiscal year 2022, (i) approximately 30% or $3,945,534 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business, (ii) approximately 15% or $1,892,245   of the revenue from the sale of the Products was generated from H.T. Hackney Co., and (iii) approximately 11% or $1,472,888 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from GPM.

In Fiscal year 2021, approximately 23% or $13,888,376 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business, approximately 16% or $9,575,711 of the revenue from the sale of the Products was generated from MMS Distro, and approximately 14% or $8,206,792 of the revenue from the sale of the Products was generated from C Store Master.

Favs Business with an outstanding balance of $375,425 and QuikTrip Corporation, with an outstanding balance of $85,510, accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022.

Favs Business with an outstanding balance of $1,000,000 and C Store Master, with an outstanding balance of $321,534, accounted for approximately 50% and 16% of the total accounts receivable from customers, respectively, as of October 31, 2021.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date. Compensation expense for SBP awards granted to non-employees is re-measured each period as the underlying options vest.

The fair value of each option granted during the year ended October 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions in the following table:

	2022	2021
Expected dividend yield	0%	0%
Expected option term (years)	10	10
Expected volatility	279.81%-288.93%	294.55%-301.53%
Risk-free interest rate	1.74%-3.13%	1.19%-1.63%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for US Treasury bills. The Company's stock option expense for the year ended October 31, 2022, and October 31, 2021, was $6,043,312 and $1,773,947, respectively.

The Company’s stock-based compensation for common stock issued for services for the fiscal years ended October 31, 2022 and October 31, 2021, was $237,702 and $9,449,421, respectively.

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

The Company has Federal net operating loss (“NOL”) carryforwards, consisting of total deferred tax assets, totaling approximately $4.5 million and state NOL carryforwards, consisting of total deferred tax liabilities, totaling approximately $0.4 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2019, 2020, and 2021 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $4,286,289 for the -year ended on October 31, 2022, and a valuation allowance of $1,256,059 for the year ended on October 31, 2021 were necessary to reduce the total net deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740 for those fiscal years.

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

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, inventory, accounts payable and accrued expenses. As of October 31, 2022 and 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

In response to the above, the Company assessed its management’s plans to alleviate that doubt. The Company has positive working capital as of October 31, 2022 of $7,487,941. The Company considered that its losses and negative cash flows were due to various factors such as: (i) uncertainty surrounding the PMTA process with FDA and (ii) the MDO that was issued to Bidi Vapor on its flavored ENDS product. However, the MDO was set aside and remanded by the 11th Circuit and the ability to appeal such decision has passed thereby facilitating the advancement of the flavored BIDI® Sticks for sale in the United States (pending FDA’s review of the flavored PMTAs). Concurrently, the PMTA of the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through scientific review (pending FDA’s review of that PMTA). Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

The Company believes that its available cash and the cash to be provided by future operating activities should enable the Company to meet its estimated liquidity needs for the next 12 months after the date that the financial statements are issued. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

However, there is no assurance that the Company’s plans will be successful due to the current economic climate in the United States and globally. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with a related party, as of October 31, 2022. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

On August 1, 2020, we began leasing office space consisting of 1,595 square feet as our main corporate office in Grant, Florida for $1,000 per month. The five-year lease agreement is with a related party, Just Pick, LLC (“Just Pick”). Nirajkumar Patel, our Chief Science and Regulatory Officer and director, is also an officer of Just Pick. We believe our office space is sufficient to meet our current needs.

On November 1, 2021 the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made payments on this lease in the amount of $19,959. The lease was terminated in June 2022.

On November 11, 2021 the Company entered into a month- to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made payments on this lease in the amount of $19,108 . This lease was terminated in April 2022.

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Science and Regulatory Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5% The Company has $118,633 and $11,708 in operating lease expense for the years ended October 31, 2022 and 2021, respectively.

Cash flow information related to leases was as follows:

	October 31, 2022	October 31, 2021
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(118,633)	$(11,708)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets on October 31, 2022, and 2021:

Lease Position	October 31, 2022	October 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,198,969	$55,604
Right of use liability operating lease, current portion	$166,051	$13,020
Right of use liability operating lease, long term	1,050,776	46,185
Total operating lease liabilities	$1,216,827	$59,205

The following table provides the future minimum operating lease payments as of October 31, 2022:

Operating
Leases
Future minimum operating lease liabilities on October 31, 2022
2023	$217,468
2024	228,134
2025	238,800
2026	253,614
2027 and thereafter	450,934
Total future undiscounted lease payments	$1,388,950
Less: Imputed interest	(172,123)
Present value of lease liabilities	$1,216,827

As of October 31, 2022, the Company had no additional leases which had not yet commenced.

Note 5 – Stockholders’ Equity

Common Shares

During the fiscal year ended October 31, 2022:

During the year, the Company issued 39,637 common shares for services rendered with a fair value of $65,323. There were 25,000,000 common shares issued for the conversion of Series A Convertible Preferred Stock to Common Stock, see preferred shares converted below. The Company issued 855,605 for $1,625,650 proceeds for the exercise of warrants.

During the fiscal year ended October 31, 2021:

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

On November 1, 2020, the Company entered into a Consulting Agreement with Inflection Partners LLC (“Inflection Partners”), pursuant to which the Company engaged Inflection Partners to provide investor relations, corporate communication, marketing, strategic advising, and operational activities (collectively, the “Inflection Services”), in exchange for a $45,000 deposit, a $60,000 monthly retainer, 83,333 shares of restricted Common Stock due upon the execution of the agreement, and an incentive compensation of 83,333 shares of restricted Common Stock or warrants to purchase 125,000 shares of restricted Common Stock. On January 6, 2021, the Company entered into a new Consulting Agreement with Inflection Partners which replaced the original Consulting Agreement, pursuant to which the Company engaged Inflection Partners to provide “the Inflection Services”, in exchange for a $45,000 deposit, a $60,000 monthly retainer, 83,333 shares of restricted Common Stock due upon the execution of the agreement, and an incentive compensation of an aggregate of 166,667 shares of restricted Common Stock On October 15, 2021, the Company paid $100,000 and 225,000 shares of restricted Common Stock. The Consulting Agreement was terminated on October 31, 2021 and no further compensation is due. During the year ended October 31, 2021, 308,333 shares of restricted Common Stock were issued to Inflection Partners as compensation for services provided to the Company. The fair value of the shares of Common Stock issued was $1,597,667.

Preferred Shares Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Restricted Stock Unit Awards

During the fiscal year October 31, 2022:

During the twelve months ended October 31, 2022, 123,256 shares of Common Stock were issued to seven employees of the Company pursuant to restricted stock unit (“RSU”) agreements, resulting in $172,379 of share-based compensation. Of the shares issued to employees, 44,720 shares were withheld by the Company to satisfy tax withholding obligations equal to $59,862.

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

Stock Options

Summary of stock options information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2020	—	$—	$—	$—
Granted	150,000	3,074,010	9.12-28.68	20.49
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2021	150,000	3,074,010	9.12-28.68	20.49
Granted	3,110,600	6,708,460	1.03-2.85	2.16
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(58,335)	(861,041)	9.12-25.98	14.76
Outstanding, October 31, 2022	3,202,265	$8,921,429	$1.03-28.68	2.79
Exercisable, October 31, 2022	2,460,270	$7,386,509	$1.03-28.68	$3.00

During the fiscal year ended October 31, 2021, the Company recognized $1,773,947 related to outstanding stock options. On October 31, 2021, the Company had $1,314,055 of unrecognized expenses related to options. The weighted average remaining contractual life is approximately 9.43 years for stock options outstanding on October 31, 2022. The aggregate intrinsic value of these outstanding options as of October 31, 2021 was $0.

During fiscal year 2021, the Company granted options exercisable for up to 150,000 shares of Common Stock of which 15,000 fully vested on March 17, 2021, 7,500 fully vested on June 30, 2021, 41,667 fully vested on December 1, 2021, 17,500 vested on March 17, 2022, 8,750 vest on June 30, 2022, and 1,248 vest over the next year on March 17, 2023, and June 30, 2023. The options have exercise prices ranging from $9.12 to $28.68 per share. On July 19, 2021, two of the stock option agreements, exercisable for an aggregate of 50,000 shares of Common Stock, were modified to accelerate the full vesting period from 3 years to 2 years.   The Company fair valued the options on the grant date at $3,088,002 using a Black-Scholes option pricing model with the following assumptions: stock price range of $9.12 to $27.36 per share (based on the quoted trading price on the date of grant), volatility range of 294.55% to 301.53%, expected term of 10 years, and a risk-free interest rate range of 1.19% to 1.63%. The Company is amortizing the expense over the vesting terms of each. On June 24, 2022, 33,333 of the stock options referenced above were canceled and a further 25,002 were cancelled. The unamortized expense when cancelled was $214,398.

During the year ended October 31, 2022, the Company recognized stock option expense of $6,043,312 related to outstanding stock options. On October 31, 2022, the Company had $1,716,795 of unrecognized expenses related to options. The weighted average remaining contractual life is approximately 9.52 years for stock options outstanding on October 31, 2022. As of October 31, 2022 and 2021, the   intrinsic value was $50,000 and $0, respectively, to the outstanding stock options.

On February 27, 2022, non-qualified stock options exercisable for up to 200,000 shares of Common Stock were awarded to two consultants of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. The fair value of the options on the grant dates was $489,998 using a Black-Scholes option pricing model with the following assumptions: stock price $2.45 per share (based on the quoted trading price on the date of grant), a computed volatility of 288.93%, expected term of 10 years, and a risk-free interest rate of 1.83%.

On April 22, 2022, non-qualified stock options exercisable for up to 75,000 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on June 30, 2022 and the remaining one-half of the shares vesting on October 31, 2022. The fair value of the options on the grant date was 106,499 using a Black-Scholes option pricing model with the following assumptions: stock price $1.42 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.00%, expected term of 10 years, and a risk-free interest rate of 2.90%.

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

On August 1, 2022, non-qualified stock options exercisable for up to 25,000 shares of Common Stock were awarded to one employee of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on August 1, 2023. The fair value of the options on the grant date was $29,000 using a Black-Scholes option pricing model with the following assumptions: stock price $1.16 per share (based on the quoted trading price on the date of grant), a computed volatility of 281.14%, expected term of 10 years, and a risk-free interest rate of 2.60%.

On August 24, 2022, non-qualified stock options exercisable for up to 50,000 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on grant date. The fair value of the options on the grant date was $65,999 using a Black-Scholes option pricing model with the following assumptions: stock price $1.32 per share (based on the quoted trading price on the date of grant), a computed volatility of 279.81%, expected term of 10 years, and a risk-free interest rate of 3.11%.

On March 4, 2022, options exercisable for up to an aggregate of 1,385,600 shares of Common Stock were granted from this new stock option program to the executive officers and employees, as a result of the transition. The fair values of the options on the grant dates, as noted above, were approximately $3,948,948 using a Black-Scholes option pricing model with the following assumptions: stock price $2.85 per share (based on the quoted trading price on the date of grant), volatility of 294.55%, expected term of 10 years, and a risk-free interest rate range of 1.62%. The Company is amortizing the expense over the vesting terms of each option.   Please reference the Common Stock Compensation Transition Plan below.

On June 24, 2022, non-qualified stock options exercisable for up to 875,000 shares of Common Stock were awarded to two officers and three board members of the Company. These stock options have a ten-year term from the grant date, with 375,000 fully vested on June 24, 2022, and 500,000 vest over the next 2 years on June 23, 2023, and June 23, 2024. The fair value of the options on the grant dates was $1,504,990 using a Black-Scholes option pricing model with the following assumptions: stock price $1.72 per share (based on the quoted trading price on the date of grant), a computed volatility of 283.12%, expected term of 10 years, and a risk-free interest rate of 3.13%.

Common Stock Compensation Transition Plan

During the second quarter of fiscal year 2021 the Board and executive management began cost reduction discussions, including the reduction of non-cash items such as equity compensation awards. Those discussions stalled primarily due to the focus on other corporate events of significant value.

In the first and second fiscal quarters of 2022, the Board resumed   discussions, assessments, and evaluations regarding the equity compensation awarded to its officers and employees. The Board ultimately approved a stock option program for equity awards granted to its officers and employees. The Compensation Committee   finalized the program in February 2022 and approved it in March 2022. While evaluating and designing this program, the Compensation Committee did not utilize any aspects of value to the employees or other features. Therefore, the termination of the RSU program and the newly adopted stock option program were developed completely independent of each other and terminated and implemented, respectively, distinctly and simultaneously.   Management concluded under ASC 718 these transactions are a cancelation and replacement whereby total compensation cost measured at the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. Incremental cost is measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date in which there was none since the fair value of the replacement award was less than the fair value of the canceled award.

The outcomes of this decision and the transition on March 4, 2022, resulting in: (i) the termination of the RSU program for all executive officers and employees, consisting of 1,564,166 unvested RSUs and (ii) the implementation a new stock option program for executive officers and employees. The stock options granted pursuant to the program will have ten-year terms from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. Please reference the Stock Options disclosure above.

Warrants Shares

Summary Warrant Shares information is as follows:

	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2020	—	$—	$—	$—
Granted	4,053,750	7,702,125	1.90	1.90
Exercised	(879,828)	(1,671,673)	1.90	1.90
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2021	3,173,922	6,030,452	1.90	1.90
Granted	—	—	—	—
Exercised	(855,605)	(1,625,650)	1.90	1.90
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2022	2,318,317	$4,404,802	$1.90	$1.90
Exercisable, October 31, 2022	2,318,317	$4,404,802	$1.90	$1.90

As part of the Company’s underwritten public offering in September 2021, the Company issued warrants to purchase a total of 4,053,750 shares of Common Stock at an exercise price of $1.90 per share. These warrants expire in 2026. Warrants for 879,828 shares of Common Stock were exercised during the fiscal year ended October 31, 2021 for proceeds of $1,665,113. Warrants for 855,605 shares of Common Stock were exercised during the fiscal year ended October 31, 2022, for proceeds of $1,625,650.

The weighted average remaining contractual life is approximately 3.92 years for stock warrants outstanding as of October 31, 2022. As of October 31, 2022, there was no intrinsic value of outstanding stock warrants. The weighted average remaining contractual life is approximately 4.92 years for stock warrants outstanding as of October 31, 2021. As of October 31, 2021, there was no intrinsic value of outstanding stock warrants.

Note 6 – Related-Party Transactions

Revenue and Accounts Receivable

During the fiscal year ended October 31, 2022, the Company recognized revenue of $68,139 from five companies owned by Nirajkumar Patel, the Chief Science Officer and Regulatory Officer and director of the Company, and/or his wife.

During the fiscal year ended October 31, 2021, the Company recognized revenue of $154,560 from seven companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and director of the Company, and/or his wife.

Purchases and Accounts Payable

During the fiscal year ended October 31, 2022, the Company purchased Products equal to $1,505,390 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Science and Regulatory Officer and director. As of October 31, 2022, the Company did not have an accounts payable balance to Bidi.

During the fiscal year ended October 31, 2021, the Company purchased Products equal to $91,149,783 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Science and Regulatory Officer and director, and after returns of $29,283,452, resulted in the net amount of $61,866,332 in product purchases. As of October 31, 2021, the Company had accounts payable to Bidi of $12,667,769.

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

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Consequently, the Company has determined that no license fees are owed to Bidi as of October 31, 2022.

Office Space and Other Leases

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick, LLC for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick, LLC is considered a related party to the Company because the Company’s Chief Science Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick, LLC. See also Note 4. We believe our office space is sufficient to meet our current needs.

During the fiscal year ended October 31, 2021, the Company was part of a five-year lease agreement with Just Pick, LLC (a related party), which began on August 1, 2020. The Company was not yet being charged for the leased space under the terms and conditions of the lease between the Company and Just Pick, LLC. Accordingly, no payments were made on the lease during the fiscal year ended October 31, 2022. The lease ended in the current year upon signing the previously mentioned lease with Just Pick, LLC on June 10, 2022.

Concentration of Purchases and Other Receivable - Related Party

For the year ended October 31, 2022, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of approximately 1,505,390, as compared to $61,866,332 for the year ended October 31, 2021. There was no related party accounts payable balance as of October 31, 2022. In fiscal year 2021, such inventories accounted for 100% of the total related party accounts payable.

On April 29, 2022, the Company and Bidi agreed to cancel the $2,295,000 inventory order paid in advance in fiscal year 2021 and this was a credit against the accounts payable due to Bidi. Inventory quality control expenses were paid by the Company on behalf of Bidi during the year ended October 31, 2022, in the amount of approximately $723,000, and were offset as a credit against the accounts payable balance-related party. A credit of $2,924,655 was applied on August 1, 2022, resulting in a related-party receivable balance due from Bidi of $2,134,413, to be applied on future orders of Product. On October 31, 2022, the Company and Bidi agreed to a return for short-coded or expiring inventory. An additional credit of $1,543,545 and $108,841 for recycling cost was applied on October 31, 2022, to the related-party receivable balance due from Bidi.

As of October 31, 2022, the Company has a related-party receivable balance due from Bidi of $3,704,132, in which $1,539,486 of the receivable is classified as current and $2,164,646 is classified as non-current. The receivable balance will be realized though Bidi applying 5% credits on all future orders of product purchased until the entire balance is extinguished.

Note 7 – Income Tax

The Company is subject to federal income taxes and state income tax in the U.S. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Company fulfilled and shipped all the Products from Florida and, thus, it is subject to the state corporate income tax of Florida with a tax rate of 4.458%. There is no difference between the income tax computed at the combined federal and state statutory rate to the income tax effective rate.

Significant components of the tax expense (benefit) recognized in the accompanying statements of operations for the years ended October 31, 2022, and October 31, 2021, are as follows:

Schedule of Components of Income Tax Expense (Benefit)
	October 31,
	2022	2021
Current Tax Expense:
Federal	$—	$(1,301,008)
State	(18,317)	(134,190)
Total Current Tax Expense	(18,317)	(1,435,198)

Deferred Tax Expense:
Federal	—	—
State	—	—
Total Deferred Tax Expense	—	—

Estimated Tax Payments:
Federal	—	—
State	—	—
Total Estimated Tax Payment	—	—
Net Income Tax Liability/(Benefit)	$(18,317)	$(1,435,198)

Total net deferred taxes are comprised of the following on October 31, 2021, and October 31, 2022:

Schedule of Deferred Tax Assets and Liabilities
	October 31,
	2022	2021
Deferred Tax Assets:
Stock Compensation Expense – NQSO	$1,694,324	$384,540

Other	362,170	30,099
Net Operating Loss Carryforwards	2,582,061	910,685
Total Deferred Tax Asset	4,638,555	1,325,324
Deferred Tax Liabilities:
Prepaid Expenses	(92,420)	(69,265)
Right of Use Asset	(259,866)	—
Total Deferred Tax Liabilities	(352,286)	(69,265)
Less: Valuation Allowance	(4,286,269)	(1,256,059)
Net Deferred Tax Asset	—	—

The Company has Federal NOL carryforwards of approximately $12,295,530 and state NOL carryforwards of approximately $85,429. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2019 and 2020 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $4,286,269 for the year ended on October 31, 2022, it is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

During the year ended October 31, 2021, the Company paid $1,637,102 in combined Federal/State income taxes for taxable income generated in fiscal year 2020. As of October 31, 2021, the Company had a total income tax receivable in the amount of $1,753,594, which was the result of the NOL generated in fiscal year 2021 to be applied against taxable income in fiscal year 2020. As of October 31, 2022, the Company had a total income tax receivable in the amount of $1,607,302 of which $ 1,127,683 was received on December 22, 2022. On January 17, 2023 the Company received a payment from the U.S. Treasury in the amount of approximately $491,000, which the eliminated the remaining receivable balance as of October 31, 2022.

During the year ended October 31, 2022, the Company generated a pre-tax loss of $(14,388,652), creating a $0 federal tax current provision and a state tax benefit of $(18,317).

Note 8 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022, and October 31, 2021 other than the below:

Consulting Agreements

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick, pursuant to which the Company granted stock options exercisable for up to 41,667 shares of Common Stock in exchange for consulting services. The shares underlying the stock options fully vested on December 1, 2021. The exercise price per share was $28.68. The Company recognized approximately $190,000 in expense to account for the stock options during the fiscal year ended October 31,2022. The Company recognized approximately $1,140,000 in expense to account for the stock options during the fiscal year ended October 31, 2021. Russell Quick is the Chief Executive Officer of QuikfillRx.

On December 1, 2021, the Company and Russell Quick agreed to renew his consulting agreement for one year, pursuant to which on May 18, 2022, the Company granted non-qualified stock options exercisable for up to 500,000 shares of the Common Stock in exchange for on-going consulting services. The shares underlying the stock options fully vest on December 1, 2022. They have a 10-year expiration. The exercise price per share is $1.03. The Company recognized approximately $434,000 in expense to account for the stock options in the fiscal year ended October 31, 2022. The Company accrued approximately $33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2022. As of the date of these financial statements, Mr. Quick has not exercised any of his fully vested stock options.

On February 4, 2022, the Company entered into a Consulting Agreement with Oakhill Europe Ltd (“Oakhill Europe”), pursuant to which the Company engaged Oakhill Europe to provide strategic advising and negotiation assistance for potential international distribution agreements (collectively, the “Oakhill Services”), in exchange for a $15,000 monthly retainer, incentive compensation bonuses of up to $175,000, and an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events. On April 24, 2022, the Company approved amending the Consulting Agreement for Oakhill Europe, in order to modify the previously granted stock option award from “an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events” to the following amended terms; “Non-Qualified Stock Options exercisable for up to 75,000 shares of common stock of the Client with an exercise price equal to the market closing price upon the Effective Date of the Amendment, with a vesting schedule as follows: (a) 37,500 shares of the common stock underlying the granted stock options will vest upon the earlier of either: (i) June 30, 2022 or (ii) the occurrence of the achievement of certain events; and b. 37,500 shares of common stock underlying the granted stock options will vest upon the earlier of either: (i) October 31, 2022 or (ii) the achievement of certain events.” The option shares are exercisable at a price of $1.42 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 1, 2022, the Company approved the grant of a stock option award to an employee, to acquire up to 25,000 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 1, 2023 and are exercisable at a price of $1.16 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

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

On October 28, 2022, The Company entered into a settlement agreement with a customer in the amount of $150,000. The full settlement released and discharged both parties from future claims and damages, neither party has any further obligations to the other party arising out of or relating to the customer agreement.

Executive Compensation

On May 28, 2020, the Board approved cash bonus awards to each of Nirajkumar Patel, the Company’s then Chief Executive Officer, and Eric Mosser, the Company’s Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 7,500 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 6,250 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. On October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Office on January 1, 2021. During the quarter ended April 30, 2021, the $75 million and $100 million accumulated revenue targets were both achieved, and the Company determined that the fair market value of the 13,750 shares, or approximately $70,785, and the cash bonuses totaling $100,000 were accrued at April 30, 2021.

During the quarter ended April 30, 2022, the $125 million accumulated revenue targets were achieved, and the Company determined that cash bonuses totaling $50,000 were accrued on April 30, 2022.

On March 4, 2022, the Board terminated all future cash and equity bonus awards for the Company’s Chief Executive Officer and its Chief Operating Officer.

On March 5, 2022, the Company granted a stock option award to Nirajkumar Patel, then the Company’s Chief Executive Officer, to acquire up to 600,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Executive Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted stock option awards to Eric Mosser, Chief Operating Officer, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as Chief Operating Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted a stock option award to Nirajkumar Patel, Chief Science and Regulatory Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Science and Regulatory Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted stock option awards to Eric Mosser, President and Chief Operating Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as President and Chief Operating Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

QuikfillRx Service Agreement

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

On June 2, 2020, the Company entered into the First Amendment to the Service Agreement (the “First Amendment”) with QuikfillRx. Effective as of March 16, 2021, the Company entered into the Second Amendment to Service Agreement (the “Second Amendment”) with QuikfillRx. Effective as of September 17, 2021, the Company entered into the Third Amendment to the Service Agreement (the “Third Agreement”) with QuikfillRx. Effective as of June 24, 2022, the Company entered into the Fourth Amendment to the Service Agreement (the “Fourth Agreement” and, collectively with the First Amendment, Second Amendment, Third Amendment, and the Service Agreement, the “Amended Service Agreement”) with QuikfillRx. Pursuant to the terms of the Amended Service Agreement, the parties agreed to the following “General Compensation” payments: (i) for the Services provided in March 2020, the Company paid QuikfillRx an amount equal to $86,000; (ii) for the Services provided in April 2020, the Company paid QuikfillRx an amount equal to $100,000; (iii) each calendar month commencing May 2020 through October 2020, the Company paid QuikfillRx an amount equal to $100,000   per month for the Services to be performed during such calendar month; (iv) for each calendar month between November 1, 2020 and October 31, 2021, the Company paid QuikfillRx $125,000 per month for the Services to be performed during such calendar month; (iv) for the period between November 1, 2021 and June 30, 2022, the Company paid QuikfillRx $150,000 per month for the Services to be performed during such calendar month; (v) for the period between July 1, 2022 and October 31, 2024, the Company will pay QuikfillRx $125,000 per month for the Services to be performed during such calendar month; and (vi) parties acknowledged that as a result of extensions to the term of the Service Agreement , such term of the Original Agreement will end on October 31, 2023. The parties have agreed to extend such term for an additional one year until October 31, 2024. In addition, the Company will pay the following quarterly bonuses:

●	An amount equal to 0.9% of the Applicable Gross Quarterly Sales (as defined in the Amended Service Agreement), which amount shall, at the Company’s option be paid in (a) cash or (b) shares of the Company’s common stock, or (c) a combination of cash and common stock.

●	An amount equal to 0.27% of the Applicable Gross Quarterly Sales, which amount must be paid in cash.

The Company accrued $33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2022. The Company accrued $3,775 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results for the three months ended October 31, 2021.

Note 9 – Subsequent Events

QuikfillRx Service Agreement Amendment

Effective as of November 9, 2022, the Company entered into its latest amendment to the Service Agreement with QuikfillRx, (collectively with prior amendments, the “Amended Service Agreement”). The November 9, 2022 amendment to the Service Agreement was captioned as the “Fourth Amendment” although it was the fifth amendment to the Service Agreement. Pursuant to the Amended Service Agreement:

(a)        the term of the Amended Service Agreement was extended (unless earlier terminated pursuant to the terms of the Amended Service Agreement) from November 1, 2022 (the “Effective Date”) until October 31, 2025., following which the term shall automatically on renew for successive one (1) year periods beginning November 1, 2025;

(b)        QuikfillRx agreed to change its “doing business as” name to “Kaival Marketing Services” within thirty (30) days following the Effective Date;

(c)        it was provided that either party may terminate the Amended Service Agreement without cause upon not less than ninety (90) days prior written notice to the other party;

(d)        QuikfillRx was granted a one-time, fully vested, ten-year non-qualified option award to purchase up to 250,000 shares of Company common stock with an exercise price of $0.9869 per share (the closing price of the Company’s common stock on November 9, 2022)”)., which option grant was memorialized pursuant to a Nonqualified Option Agreement, dated November 9, 2022, between the Company and QuikfillRx; and

(e)       the parties agreed to revise the compensation for services as follows: (i) payment of $125,000 per month; (ii) bonus equivalent to 0.27% of the applicable gross quarterly sales and (iii) a grant of 3,000,000 nonqualified stock options to purchase shares of Company common stock which shall vest based on achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President & Chief Operating Officer and our Interim Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of October 31, 2022, the end of the year covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Interim Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective, taken as a whole, as of October 31, 2022, based on such criteria.   Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes. However, management has been in the process of implementing new controls that should mitigate, if not fully eliminate certain identified risks in our control over financial reporting.

The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in the location, size and number of our staff. To address these material weaknesses, and subject to the receipt of additional financing or cash flows, we have undertaken certain remediation measures to date to address the material weaknesses described in this Report, including implementing procedures pursuant to which we can ensure proper segregation of duties and hire additional resources to ensure appropriate review and oversight, as well as more timely formal communications processes, more diligent review and approval of all disbursements and more timely review of all banking transactions sales orders and inventory management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)	Dates in Position or Office

Nirajkumar Patel (1)	40	Chief Science & Regulatory Officer, Treasurer, and Director	June 24, 2022 – Current

Eric Mosser (2)	44	President & Chief Operating Officer, Secretary, and Director	June 24, 2022 - Current

Mark Thoenes	69	Interim Chief Financial Officer	June 30, 2021 - Current

Paul Reuter (3)	75	Director	March 17, 2021 - Current

Roger Brooks (4)	78	Director	March 17, 2021 - Current

George Chuang (5)	55	Director	June 30, 2021 - Current

(1)	Mr. Patel served as Chief Executive Officer and Chief Financial Officer from February 20, 2019, until June 24, 2022.
(2)	Mr. Mosser serves on the Finance Committee.
(3)	Mr. Reuter serves as Chair of the Board of Directors, the Chair of the Governance and Nominating Committee, and on the Audit, Compensation, and Finance Committees.
(4)	Mr. Brooks serves as Chair of the Audit Committee and a member of the Governance and Nominating, Compensation, and Finance Committees.
(5)	Mr. Chuang serves as Chair of the Compensation Committee and a member of the Finance, Audit, and the Governance and Nominating Committees.

Business Experience

The following is a brief account of the education and business experience of our executive officers and directors during at least the past five years, indicating their principal occupation during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Nirajkumar Patel, Chief Science & Regulatory Officer, and Director

Mr. Nirajkumar Patel attended AISSMS College of Pharmacy in Pune, India and received a Bachelor of Science Degree in Pharmacy in 2004. After moving to the United States in 2005, Mr. Patel became a United States citizen in 2008 and obtained a Master Degree in Chemistry from the Florida Institute of Technology in 2009. Mr. Patel is a prominent local businessman in Brevard County, Florida. In 2017 and 2018, Mr. Patel served as Vice President for the Board of the Indian Association of the Space Coast, located in Brevard County, Florida. Mr. Patel founded, and has served as a Board member of, the Florida Independent Liquor Stores Owners Association since 2017. In 2013, Mr. Patel launched Just Chill Products LLC, a highly successful developer/manufacturer of high-end CBD products and has served as its Chief Executive Officer and Chief Science Officer since 2017. In 2017, Mr. Patel created Relax Lab Inc., a producer/manufacturer of a CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also created RLX Lab LLC, a producer/manufacturer of a non-CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also founded KC Innovations Lab Inc., a CBD white-label manufacturing service and developer/producer of best-selling white-label CBD products including cosmetics, edibles, beverages, topicals, and vape oils, and currently serves as its Chief Executive Officer and Chief Science Officer. Additional companies that are owned by Nirajkumar Patel, the Chief Science & Regulatory Officer and director of the Company, and/or his wife include Beach Food Store created in 2004, Diya Food Store created in 2010, Cloud Nine 2012 created in 2012, JC Products of USA, LLC created in 2013 and Just Pick, LLC. We believe that Mr. Patel is qualified to serve on our Board because of his prior and current management experience, as well as his business experience within our business industry.

Eric Mosser, President & Chief Operating Officer, Secretary, and Director

Mr. Eric Mosser attended Arizona State University and studied Business Management and then graduated from Rio Salado College with an Associate Degree in Applied Science in Computer Technology in 2004. With extensive previous corporate work history in Information Technology, Mr. Mosser worked from 2012 to 2014 as Director of Information Technology at Timbercon Inc., a fiber-optic design company and ITAR manufacturing facility in Oregon. In 2014, Mr. Mosser created Lasermycig LLC, a specialized custom laser-engraving service for electronic cigarettes and vaporizers and served as its Chief Executive Officer until 2020. Upon meeting Mr. Nirajkumar Patel in 2015, Mr. Mosser immediately founded Chillcorp Ltd., a full-service corporation dedicated solely to the complete internal and external operations of Just Chill Products LLC, Relax Lab Inc., RLX Lab LLC, and KC Innovations Lab Inc., and served as its Chief Executive Officer until 2020. We believe that Mr. Mosser is qualified to serve on our Board because of his current management and business experience.

Mark Thoenes, Interim Chief Financial Officer

Mr. Mark Thoenes, has more than 35 years of diverse financial and operational leadership. He has been a licensed Certified Public Accountant since 1984 and began his career with Ernst & Young Global Limited. From 2000 to 2010, Mr. Thoenes served as the Executive Vice President/Chief Financial Officer of Rentrak Corporation (“Rentrak”), a publicly traded company listed on Nasdaq and headquartered in Portland, Oregon. Founded in 1977, Rentrak went public in 1986, and remained a public company until it was acquired by comScore, Inc. in 2016, after Mr. Thoenes left Rentrak. For the past eleven years, Mr. Thoenes has been the President of MLT Consulting Services, LLC, a full-service business/financial consulting firm.

Paul Reuter, Director

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

Roger Brooks, Director

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

George Chuang, Director

Mr. George Chuang has served as the Chief Executive Officer of Lucy Labs, Inc. since July 2017 and as the Chair of the Board of Directors of Lucy Labs, Inc. since November 2021. Prior to that, he served as the co-managing principal of Hillside Advisors LLC from June 2015 to July 2017. Mr. Chuang was also the principal owner of USB Media, Inc., a technology B2B company he founded in 2007. During his career, Mr. Chuang spent time at Chase Manhattan Bank as an assistant Treasurer for their Credit Risk Department, as a management consultant at Price Waterhouse Management Consulting, and served as the Chief Administrative Officer for several equity product sales groups at Lehman Brothers. In addition, Mr. Chuang spent eight years as a Principal at Pacific Partnership Advisors LLC, a consulting firm with offices in New York and Beijing, which facilitated cross-border transactions. Mr. Chuang graduated from the University of Chicago and obtained a Master of Business Administration degree at Yale University. Mr. Chuang’s experience in capital markets and global supply chain knowledge, as well as his business experience in start-up companies, qualifies him for service as a director.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2022 were filed with the SEC on a timely basis.

Code of Ethics

On March 17, 2021, our Board adopted a Code of Ethics and Business Conduct, which applies to all directors, senior officers, and employees of the Company (the “Code of Ethics”). The Code of Ethics was adopted to enhance and clarify our personnel’s understanding of our standards of ethical business practices, promote awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities, and sets forth how to address ethical issues that may arise. A copy of the Code of Ethics is available on our website at www.kaivalbrands.com or may be obtained free of charge by writing to Corporate Secretary, Kaival Brands Innovations Group, Inc., 4460 Old Dixie Highway, Grant, Florida 32949.

Audit Committee

The purpose of the Audit Committee of the Board is to represent and assist the Board in its general oversight of our accounting and financial reporting processes, audits of the financial statements, and internal control and audit functions. The responsibilities of the Audit Committee are set forth in a written charter which is available on our website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. The Audit Committee currently consists of Roger Brooks, who serves as its Chairman, Paul Reuter, and George Chuang. Our Board has determined that Mr. Brooks, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Compensation Committee

The purpose of the Compensation Committee of the Board is to discharge the responsibilities of the Board relating to compensation of our executives, to produce an annual report on executive compensation for inclusion in our annual proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including stock and benefit plans. The responsibilities of the Compensation Committee are set forth in a written charter which is available on our website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. The Compensation Committee currently consists of George Chuang, who serves as its Chairman, Paul Reuter, and Roger Brooks.

Governance and Nominating Committee

The purpose of the Governance and Nominating Committee of the Board is to determine the slate of director nominees for election to our Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and its stockholders, and any other related matters required by the federal securities laws. The responsibilities of the Governance and Nominating Committee are set forth in a written charter which is available on our website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. The Governance and Nominating Committee currently consists of Paul Reuter, who serves as its Chairman, Roger Brooks, and George Chuang. We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2022, (ii) each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2022, and (iii) any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended October 31, 2022.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Nirajkumar Patel, Chief Science & Regulatory Officer, and Director	2021	171,000		60,000	157,102	0	40,156	0	428,258
	2022	244,000		30,000	42,584	2,139,989	57,709	0	2,514,282
Eric Mosser, President & COO, Secretary, and Director	2021	138,000		40,000	150,652	0	135,147	0	463,799
	2022	226,577		20,000	37,707	1,854,991	57,709	0	2,196,984
Mark Thoenes, Interim CFO	2021	80,340		0	0	0	0	0	80,340
	2022	347,201	(4)	0	0	310,998	0	0	658,189

(1)	Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions, refer to Note 2, “Share-based Compensation,” to the audited consolidated financial statements for the year ended October 31, 2022.
(2)	Includes fair value of shares withheld by us to pay for taxes.
(3)	Consisted of cash paid in lieu of vested RSUs.
(4)	Consulting fees pursuant to the Consulting Agreement (as defined below). See “Narrative Discussion” for additional information.

Narrative Discussion

The following is a narrative discussion of the material information that we believe is necessary to understand disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

On January 21, 2021, our Board approved an increase in annual base salaries equal to $180,000 for our then Chief Executive Officer (Nirajkumar Patel) and $144,000 for our then Chief Operating Officer (Eric Mosser). On June 24, 2022, following the realignment of the persons holding officer titles, our Board approved an increase in annual base salaries equal to $300,000 for our President & Chief Operating Officer (Eric Mosser) and $276,000 for our Chief Science and Regulatory Officer (Nirajkumar Patel). The annual base salaries will be reviewed by our Board on an annual basis.

On March 5, 2022, the Company granted a stock option award to Nirajkumar Patel, our then Chief Executive Officer, to acquire up to 600,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Executive Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted stock option awards to Eric Mosser, Chief Operating Officer, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as Chief Operating Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted a stock option award to Nirajkumar Patel, Chief Science and Regulatory Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Science and Regulatory Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted stock option awards to Eric Mosser, President and Chief Operating Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as President and Chief Operating Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Nirajkumar Patel

During the fiscal year ended October 31, 2022, we paid a base salary of approximately $244,000 to Nirajkumar Patel, our then Chief Executive Officer (now Chief Science & Regulatory Officer), compared to a base salary of approximately $171,000 for the fiscal year ended October 31, 2021. In May 2020, our Board approved a cash bonus award to Mr. Patel equal to $30,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Patel of 75,000 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Patel a cash bonus of $60,000 in fiscal year 2021 and $30,000 in fiscal year 2022 based on our meeting the gross revenue benchmarks in each respective fiscal year.

We issued the following stock-based compensation to Mr. Patel during fiscal years 2022 and 2021:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
11/5/2020	10,833	$3.79 (1)	$41,082
12/31/2020	7,500	$5.16 (2)	$38,702
2/5/2021	12,444	$16.08 (1)	$196,881
5/5/2021	12,608	$14.52 (1)	$183,073
8/5/2021	12,608	$6.26 (1)	$78,926
11/5/2021	15,760	$1.80	$28,368
2/5/2022	14,656	$0.97	$14,216

(1)	Shares issued are pursuant to a restricted stock unit award granted in fiscal 2020, with vesting to occur over a period of three years. The price per share is based on the average of the close price reported for the three trading days prior to the vesting and issuance date.
(2)	Shares issued are as a result of the Company achieving $50 million in accumulated gross revenues. The price per share is based on the close price reported on the issuance date.

During fiscal year   2021, we also paid approximately $40,156 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. During fiscal year   2022, we paid approximately $57,709 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate values are based on the value of the vesting date for the shares that would have been issued.

Eric Mosser

During the fiscal year ended October 31, 2022, we paid a base salary of approximately $226,577 to Eric Mosser, our President & Chief Operating Officer, compared to $138,000 for the fiscal year ended October 31, 2021. In May 2020, our Board approved a cash bonus award to Mr. Mosser equal to $20,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Mosser of 6,250 restricted shares of our common stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Mosser a cash bonus of $40,000 in fiscal year 2021 and $20,000 in fiscal year 2022 based on our gross revenue benchmarks in each respective fiscal year.

We issued the following stock-based compensation to Mr. Mosser during fiscal years 2022 and 2021:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
11/5/2020	2,083	$3.79	$7,900
12/31/2020	6,250	$5.16	$32,251
2/5/2021	10,879	$16.08	$174,934
5/5/2021	8,333	$14.52	$121,000
11/5/2021	14,072	$1.80	$25,330
2/5/2022	12,760	$0.97	$12,377

(1)	Shares issued are pursuant to a restricted stock unit award granted in fiscal 2020, with vesting to occur over a period of three years. The price per share is based on the average of the close price reported for the three trading days prior to the vesting and issuance date.
(2)	Shares issued are as a result of the Company achieving $50 million in accumulated gross revenues. The price per share is based on the close price reported on the issuance date.

During fiscal year 2021 we also paid approximately $135,147 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. During fiscal year 2022 we paid approximately $57,709 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate value is based on the value on the vesting date for the shares that would have been issued.

Mark Thoenes

Effective June 30, 2021, we entered into a Consulting Agreement, dated June 14, 2021, with Mr. Thoenes (the “Consulting Agreement”), Pursuant to the Consulting Agreement, we agreed to pay Mr. Thoenes a rate of $130 per hour and will reimburse him for usual and customary business expenses. We paid approximately $80,340 and $347,671 to Mr. Thoenes pursuant to the Consulting Agreement during the fiscal years 2021 and 2022 respectively. In the fiscal year 2022 Mr. Thoenes was granted 150,000 non-qualified stock options of the Company’s common stock, pursuant to the Consulting Agreement. The total fair market value of these stock options on October 31, 2022, was $310,998. The Consulting Agreement is for a term of approximately 6 months, or until December 31, 2021, and may be extended by the parties. The parties then further extended the term to June 30, 2023, Mr. Thoenes is assisting us as Interim Chief Financial Officer until such time as we have identified an individual to serve as a full-time Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

	Stock Option Awards
Name	Number of Stock Options that Have Not Vested (#)	Market Value of Stock Options that Have Not Vested ($)
Nirajkumar Patel	550,000	1,285,000
Eric Mosser	500,000	1,142,500

On March 5, 2022, the Company granted a stock option award to Nirajkumar Patel, at the time our Chief Executive Officer, to acquire up to 600,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Executive Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted stock option awards to Eric Mosser, Chief Operating Officer, to acquire up to 500,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as Chief Operating Officer. The option shares are exercisable at a price of $2.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted a stock option award to Nirajkumar Patel, Chief Science and Regulatory Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Science and Regulatory Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted stock option awards to Eric Mosser, President and Chief Operating Officer, to acquire up to 250,000 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as President and Chief Operating Officer. The option shares are exercisable at a price of $1.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

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

Employment Agreements

We do not have formal written employment agreements with Mr. Patel or Mr. Mosser. We are party to the Consulting Agreement between us and Mr. Thoenes.

Director Compensation

In fiscal year 2022, we compensated our independent directors.

(a) Name of Director (1)	(b) Fees Earned or Paid in Cash	(d) Option Awards	(h) Total
Paul Reuter	$100,000	$214,999	$314,999
Roger Brooks	100,000	214,999	314,999
George Chuang	100,000	214,999	314,999

(1)	Mr. Patel and Mr. Mosser are each named executive officers and, accordingly, their compensation is included in the “Summary Compensation Table” above. Neither Mr. Patel nor Mr. Mosser received any compensation for their service as a director for the fiscal year ended October 31, 2022.

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

Background. The purpose of the Incentive Plan is to enhance stockholder value by linking the compensation of our employees, officers, directors, and consultants to increases in the price of our common stock and the achievement of other performance objectives and to encourage ownership in the Company by key personnel whose long-term employment is considered essential to our continued progress and success. The Incentive Plan is also intended to assist us in recruiting new employees and to motivate, retain, and encourage such employees and directors to act in stockholders’ interest and share in our success. The various types of incentive awards that may be provided under the Incentive Plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations, and the size and diversity of its business. We will not offer incentive stock options under the Incentive Plan. All our employees, officers, directors, and consultants will be eligible to be granted awards under the Incentive Plan.

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

Term and Amendments. Unless terminated by our Board, the Incentive Plan will continue to remain effective until no further awards may be granted, and all awards granted under the Incentive Plan are no longer outstanding. Our Board may at any time, and from time to time, amend the Incentive Plan; provided that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the Incentive Plan without the holder’s consent.

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth, as of January 27, 2023, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address (1)	Amount and Nature of Beneficial Ownership (Common Stock) (2)	Percentage of Class (2)

Nirajkumar Patel (3)	42,735,801	76.08%

Eric Mosser (4)	42,579,164	75.81%

Mark Thoenes (5)	151,667	*

Paul Reuter (6)	141,666	*

Roger Brooks (7)	141,666	*

George Chuang (8)	141,666	*

Current Executive Officers and Directors as a Group (6 Persons)	43,891,630	78.14%

Kaival Holdings, LLC (9) 401 N. Wickham Road, Suite 130 Melbourne, FL 32935	42,000,000	74.77%

* Less than 1.0%

(1) The address for each person listed above is 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949, unless otherwise indicated.

(2) Applicable percentage of ownership is based on 56,169,090 shares of common stock outstanding as of January.27, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of January 27, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(3) Nirajkumar Patel serves as our Chief Science & Regulatory Officer, and director. Consists of 42,000,000 shares of our common stock held by KH, an entity over which Mr. Patel has shared dispositive and voting authority, and approximately 600,000 shares of our common stock issuable upon the exercise of vested options.

(4) Eric Mosser serves as our President & Chief Operating Officer, Secretary, and director. Consists of 42,000,000 shares of our common stock held by KH, an entity over which Mr. Mosser has shared dispositive and voting authority, and approximately 500,000 shares of our common stock issuable upon the exercise of vested options.

(5) Consists of approximately 150,000 shares of our common stock issuable upon the exercise of vested options.

(6) Consists of approximately 141,666 shares of our common stock issuable upon the exercise of vested options.

(7) Consists of approximately 141,666 shares of our common stock issuable upon the exercise of vested options.

(8) Consists of approximately 141,666 shares of our common stock issuable upon the exercise of vested options.

(9) Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Item 13. Certain Relationships and Related Transactions.

Revenue

During the fiscal year ended October 31, 2022, the Company recognized revenue of $68,139 from five companies owned by Nirajkumar Patel, the Chief Science & Regulatory Officer of the Company, and/or his wife.

Purchases and Accounts Payable

For the year ended October 31, 2022, 100% of the inventories of the products, consisting solely of the BIDI® Stick, were purchased from Bidi Vapor, LLC (“Bidi”), a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer, in the amount of approximately $1.5 million. There was no related party accounts payable balance as of October 31, 2022.

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

Director Independence

As of October 31, 2022, our Board was composed of five persons – Nirajkumar Patel, Eric Mosser, Paul Reuter, Roger Brooks, and George Chuang. In accordance with the rules of the SEC and Rule 5605 of The Nasdaq Stock Market Listing Rules, our Board affirmatively determines the independence of each director. Based on these standards, the Board has determined that as of the end of fiscal 2022, each of the following non-employee directors was independent and has no relationship with us except as one of our directors and stockholders: Paul Reuter, Roger Brooks, and George Chuang.

All the members of the Audit, Governance and Nominating, and Compensation Committees are also independent.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by MaloneBailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2022, and October 31, 2021.

	2022	2021
Audit and review fees	$195,000	$252,500
Audit-related fees	10,000	3,820
Tax fees	—	—
All other fees	—	55,000
Total	$205,000	$311,320

Pre-Approval Policies and Procedures

All audit fees are approved by the Audit Committee of our Board. The Audit Committee reviews, and in its sole discretion, pre-approves, our independent auditors’ annual engagement letter, including proposed fess and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-related Fees,” “All Other Fees,” and “Tax Fees,” as applicable, were pre-approved by our Audit Committee. The Audit Committee may not engage independent auditors to perform the non-audit services prohibited by law or regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Financial Statements

1. Our financial statements are listed in the index under Item 8 of this document; and

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019 and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019 and is incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019 and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019 and is incorporated herein by reference thereto.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

4.1	Description of Securities.*

4.2	Form of senior indenture, filed as Exhibit 4.4 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 30, 2021, and is incorporated herein by reference thereto.

4.3	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.4	Warrant Agency Agreement, dated as of September 29, 2021, by and between Kaival Brands Innovations Group, Inc. and Vstock Transfer, LLC, as warrant agent, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

10.1	Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated March 9, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2020, and is incorporated herein by reference thereto.

10.2	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.3	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.5	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Exclusive Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor LLC, dated May 21, 2020, which was filed as Exhibit 10.5 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.8	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.9	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.10	2020 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020 and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.13	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020 and is incorporated herein by reference thereto.

10.14	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020 and is incorporated herein by reference thereto.

10.15	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, which was filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.16	Second Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated April 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2021, and is incorporated herein by reference thereto. (1)

10.17	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.18	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021 and is incorporated herein by reference thereto.

10.19	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.20	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.21	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.22	Amended and Restated Independent Direct Agreement, dated March 29, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.23	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.24	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Paul Reuter, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.25	Third Amended and Restated Exclusive Distribution Agreement, by and between Kaival Brands Innovations Group, Inc. and Bidi Vapor, LLC, dated June 10, 2022, which was filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto. (1) +

10.26	Lease Agreement by and between the Company and Just Pick, LLC, dated June 10, 2022, which was filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto.

10.27	License Agreement by and between the Company and Bidi Vapor, LLC, dated June 10, 2022, which was filed as Exhibit 10.25 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto. (1)

10.28	Deed of Licensing Agreement by and between Kaival Brands International, LLC and Philip Morris Products S.A., dated as of June 13, 2022, which was filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto. (1) +

10.29	Fourth Amendment to Service Agreement, dated November 9, 2022 between the Company and QuikfillRx, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto. +

10.30	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

10.31	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.

+ + Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).as the Company has determined they are both not material and are of the type that the Company treats as private or confidential.

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

Kaival Brands Innovations Group, Inc.

By:	/s/ Eric Mosser
Eric Mosser
President and Chief Operating Officer
(Principal Executive Officer)
Dated: January 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Mosser
Eric Mosser
President and Chief Operating Officer, Secretary and Director
(Principal Executive Officer)
Dated: January 30, 2023

By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer
Dated: January 30, 2023

By:	/s/ Nirajkumar Patel
Nirajkumar Patel
Chief Science and Regulatory Officer and Director
Dated: January 30, 2023

By:	/s/ Roger Brooks
Roger Brooks
Director
Dated: January 30, 2023

By:	/s/ George Chuang
George Chuang
Director
Dated: January 30, 2023

By:	/s/ Paul Reuter
Paul Reuter
Director
Dated: January 30, 2023

