Form 10-Q
period 2023-01-31
Kaival Brands Innovations Group, Inc.
filed 2023-03-17
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Grant-Valkaria, Florida 32949

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

As of March 17, 2023, there were 56,169,090 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

-i-

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.

We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, that of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to obtain the products we distribute from Bidi;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (“FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits;

●	our substantial reliance on QuikfillRx, LLC (now known as Kaival Marketing Services) to provide key sales, marketing and other support services to us;

●	our relationships with, and reliance on, third parties to broker and distribute our products;

●	the scope of future FDA enforcement of regulations in the ENDS products generally;

●	the market perception of the products we distribute and related impacts on our reputation;

●	the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements;

●	the impact of black-market goods on our business;

●	the demand for the products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our relationships with key third party commercial collaborators such as Phillip Morris International;

●	our ability or plans to diversify our product offerings;

●	changes in government regulation or laws that affect our business; and

●	circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control such as the COVID-19 pandemic.

Forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contained in this Report and the section “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2022 for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	January 31, 2023	October 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$3,773,628	$3,685,893
Accounts receivable, net	518,291	574,606
Other receivable – related party – short term	2,026,245	1,539,486
Inventories	3,761,491	1,239,725
Prepaid expenses	316,621	426,407
Income tax receivable	—	1,607,302
Total current assets	10,396,276	9,073,419
Fixed assets, net	3,364	—
Other receivable – related party – net of current portion	1,483,297	2,164,646
Right of use asset- operating lease	1,152,020	1,198,969
TOTAL ASSETS	$13,034,957	$12,437,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,265	$40,023
Accounts payable- related party	2,350,787	—
Accrued expenses	675,453	1,099,157
Customer deposits	12,098	44,973
Customer refund due	366,956	—
Deferred revenue	129,702	235,274
Operating lease obligation – short term	170,603	166,051
Total current liabilities	3,786,864	1,585,478

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	1,006,435	1,050,776

TOTAL LIABILITIES	4,793,299	2,636,254

STOCKHOLDERS’ EQUITY:

Preferred stock; 5,000,000 shares authorized: Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of January 31, 2023 and October 31, 2022, respectively)	—	—

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 56,169,090 and 56,169,090 issued and outstanding as of January 31, 2023 and October 31, 2022, respectively)	56,169	56,169

Additional paid-in capital	30,811,574	29,375,787

Accumulated deficit	(22,626,085)	(19,631,176)
Total Stockholders’ Equity	8,241,658	9,800,780
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,034,957	$12,437,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,
	2023	2022
Revenues
Revenues, net	$2,435,835	$2,841,990
Revenues - related parties	3,085	23,765
Royalty revenue	105,572	—
Excise tax on products	(18,574)	(23,872)
Total revenues, net	2,525,918	2,841,883

Cost of revenue
Cost of revenue - related party	1,985,800	3,484,620
Cost of revenue – other	—	48,172
Total cost of revenue	1,985,800	3,532,792

Gross profit (loss)	540,118	(690,909)

Operating expenses
Advertising and promotions	588,910	592,501
General and administrative expenses	2,958,069	1,498,554
Total operating expenses	3,546,979	2,091,055

Other income
Interest income	11,952	—
Total Other income	11,952	—

Loss before income taxes provision	(2,994,909)	(2,781,964)

Provision for income taxes	—	—

Net loss	$(2,994,909)	$(2,781,964)

Net loss per common share - basic and diluted	$(0.05)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	56,169,090	30,234,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2023

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2022	—	$—	56,169,090	$56,169	$29,375,787	$(19,631,176)	$9,800,780

Stock option expense	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	(2,994,909)	(2,994,909)

Balances, January 31, 2023	—	$—	56,169,090	$56,169	$30,811,574	$(22,626,085)	$8,241,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2022

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313

Stock issued for services – RSU	—	—	61,250	61	110,189	—	110,250
Common stock settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock option expense	—	—	—	—	309,700	—	309,700
Net loss	—	—	—	—	—	(2,781,964)	(2,781,964)
Balances, January 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended January 31, 2023	For the Three Months Ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,994,909)	$(2,781,964)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	—	110,250
Depreciation	116	—
Stock option expense	1,435,787	309,700
ROU operating lease expense	46,949	3,649
Changes in current assets and liabilities:
Accounts receivable	56,315	688,982
Other receivable – related party	194,590	—
Prepaid expenses	109,786	29,543
Inventory	(2,521,766)	3,484,620
Income tax receivable	1,607,302	—
Accounts payable	41,242	(62,812)
Accounts payable – related party	2,350,787	(3,538,010)
Accrued expenses	(423,704)	(205,192)
Deferred revenue	(105,572)	—
Customer deposits	(32,875)	—
Customer refund due	366,956	(169,110)
Right of use liabilities – operating lease	(39,789)	(3,170)
Net cash provided by (used in) operating activities	91,215	(2,133,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	(3,480)	—
Net cash used in investing activities	(3,480)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Settled RSU shares with cash	—	(35,759)
Net cash used in financing activities	—	(35,759)

Net change in cash and restricted cash	87,735	(2,169,273)
Beginning cash and restricted cash balance	3,685,893	7,825,235
Ending cash and restricted cash balance	$3,773,628	$5,655,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$106,385

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

Description of Business

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery system (“ENDS”) and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a related party company that is owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company.

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, which   was amended and restated on May 21, 2020, and again on April 20, 2021 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist entirely of the “BIDI® Stick.” The Company ceased all direct-to-consumer sales in February 2021. On June 10, 2022, and again on November 17, 2022 the Company and Bidi entered into a third amended and restated exclusive distribution agreement (the “Third A&R Distribution Agreement”) which memorializes the Company’s current business relationship with Bidi.

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary of the Company, for the purpose of developing Company-branded and white-label products and services. The Company has not yet launched any Kaival-branded product, nor has it begun to provide white label wholesale solutions for other product manufacturers. The Company may also utilize Kaival Labs to acquire or license complimentary businesses or assets. On March 11, 2022, the Company formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary of the Company, for the purpose of entering into an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

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

During the Company’s fiscal year 2021 and early part of fiscal 2022, the Company was indirectly impacted by supply chain issues and regulatory oversight arising out of COVID-19. The Company believes that many retailers and distributers relaxed their ENDS compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue. While the impact of COVID-19 decreased during the Company’s fiscal 2022 year and the first quarter of its fiscal 2023 year, outbreaks of COVID-19   or its variants, either locally, nationally or globally, as well as related supply chain issues, could adversely impact the Company’s business.

Impact of the FDA PMTA Decision and Subsequent Court Actions

As of January 31, 2022, the FDA announced that it has taken action on over 99% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products.

Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. § 10.75 internal FDA supervisory review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a non-tobacco flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (the “11th Circuit”) to review the FDA’s denial of the comprehensive PMTAs for its non-tobacco flavored BIDI® Stick ENDS, arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their flavored products, and that the FDA should have gone through the notice and comment rulemaking process for this requirement.

On October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. In light of this request, on October 22, 2021, pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review, permitting the Company to continue sales. Subsequently, the FDA decided not to rescind the MDO and lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the 11th Circuit. On February 1, 2022, the appellate court granted Bidi’s motion to stay (i.e., put on hold) the MDO, again allowing the Company to continue sales pending the litigation on the merits. Oral arguments in the merits-based proceeding were held on May 17, 2022.

On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s back to the FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

The 11th Circuit’s opinion further found indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the appropriate for the protection of the public health (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

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

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick.

Risks and Uncertainties

FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTAs, the Company views the risk of FDA enforcement against Bidi as low. The Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

Accordingly, the Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court.

Moreover, the Company believes that Bidi’s application is particularly comprehensive, and now includes, among other things, a randomized, crossover, clinical study to assess nicotine pharmacokinetics and subjective effects of the BIDI® Stick, several behavioral, perception and intention studies, as well as a nationally-representative population prevalence study. A complete scientific review of the PMTA would require FDA to review all this information before making an APPH determination, and while FDA could narrowly interpret the Court’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the 11th Circuit’s opinion, in the Company’s view, makes clear that all “relevant evidence” in an application must be considered. For applications that are in scientific review, FDA typically issues a deficiency letter identifying its questions before making a marketing authorization decision and gives the applicant at least 90 days to respond. This further solidifies the Company’s belief that the scientific review of Bidi’s non-tobacco flavored applications could take 1-2 years or longer. However, the Company cannot provide any assurances as to the timing or outcome.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs and KBI. Intercompany transactions are eliminated.

 Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on January 30, 2023 (the “2022 Annual Report”).   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2022 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents and restricted cash as of January 31, 2023 and October 31, 2022. Cash as of January 31, 2023 and October 31, 2022 was $3,773,628 and $3,685,893, respectively.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $3,250,651 and $2,912,793 at January 31, 2023, and October 31, 2022, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of January 31, 2023 and October 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of January 31, 2023 and October 31, 2022, the inventories only consisted of finished goods and were located in three locations: the Company’s main warehouse located in Florida and two customer warehouses whose service agreements are on a consignment basis with the Company. Based upon fiscal year 2022 inventory management procedures, as well as those inventory management procedures performed during the first fiscal quarter ended January 31, 2023 and their results for both periods of time, the Company has determined that no allowance for inventory was required as of January 31, 2023 and October 31, 2022.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of January 31, 2023, and October 31, 2022, the Company has $12,098 and $44,973 in deposits from customers, respectively, which is included with the Company’s current liabilities. As of January 31, 2023, and October 31, 2022, the Company has $129,701 and $235,274 in deferred income from PMI guaranteed royalty revenue prepayments, respectively, which is included with the Company’s current liabilities.

Customer Refunds

The Company infrequently has a need to adjust the size of an order after it has been shipped, received and paid for, due to the customer oversizing the order for more product that it can realistically sell at that time. If and when this occurs, the Company will ask the customer to return the over allotted product. Once received and inspected, the Company will issue a refund for the product return. As of January 31, 2023, and October 31, 2022, the Company had customer refunds due in the amounts equal to $366,956 and $0, respectively.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer.  The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. However, when the Company enters a consignment agreement with a new customer, once it ships and delivers the requested amount of ordered Products to its distribution center for its retail sales locations, the Company retains ownership of the delivered Products until they are delivered to the actual retail stores (as opposed to the Company’s consignment customer). The Company’s shipping and handling costs are fulfillment costs, and such amounts are classified as part of cost of sales. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

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

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Consequently, the Company has determined that no license fees are owed to Bidi as of January 31, 2023.

Concentration of Revenues and Accounts Receivable

For the three months ended January 31, 2023, (i) 25% or $599,201 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC, (“GPM”), (ii) 18% or $432,000 of the revenue from the sale of the Products was generated from FAVS Business, (“FAVS”), and (iii) approximately 15% or $372,518 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from H.T. Hackney Co.

For the three months ended January 31, 2022, 45%, or $1,287,180, of the revenue from the sale of Products was generated from FAVS, 12%, or $352,554, of the revenue from the sale of Products was generated from Lakshmi Distributor Inc., doing business as C Store Master (“C Store Master”), and 12%, or $332,595, of the revenue from the sale of Products was generated from H.T. Hackney Company.

FAVS, with an outstanding balance of $201,600, GPM, with an outstanding balance of $126,158, and Stewart Distribution with an outstanding balance of $59,404, accounted for 39%, 24%, and 11% of the total accounts receivable from customers, respectively, as of January 31, 2023. FAVS and C Store Master had outstanding balances of $374,400 and $282,414, respectively, which accounted for 29% and 22%, respectively, of the total accounts receivable from customers as of January 31, 2022.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, referred to herein as “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model.

The fair value of each option granted during the fiscal three-month period ended January 31, 2023, and January 31, 2022, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of January	As of January
	31, 2023	31, 2022
Expected dividend yield	0%	0%
Expected option term (years)	10	10
Expected volatility	275.68%	294.57%- 301.53%
Risk-free interest rate	4.12%	1.19-1.63%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The assumed discount rate was the default risk-free ten-year interest rate for U.S. Treasury bills. The Company’s stock option expense for the fiscal three months ended January 31, 2023, and ended January 31, 2022 were $1,435,787 and $309,700, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, inventory, accounts payable and accrued expenses  . As of January 31, 2023 and October 31, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses, which raises substantial doubt about the Company’s ability to continue as a going concern.

In response to the above, the Company assessed its management’s plans to alleviate that doubt. The Company has positive working capital as of January 31, 2023, of $6,503,841. The Company considered that its losses were due to various factors such as: (i) uncertainty surrounding the PMTA process with FDA and (ii) the MDO that was issued to Bidi Vapor on its non-tobacco flavored ENDS products. However, the MDO was set aside and vacated by the 11th Circuit in August 2022, and the ability to appeal such decision has passed, thereby facilitating the continued sales of the non-tobacco flavored BIDI® Sticks for sale in the United States (pending FDA’s review of the pending PMTAs and subject to FDA enforcement). Concurrently, the PMTA for the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through the PMTA scientific review phase. Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

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

However, there is no assurance that the Company’s plans will be able to generate expected or greater amounts of revenues or ever achieve profitability, due to the current economic climate in the United States and globally, the regulation and public perception of ENDS products and the various other risks faced by the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, as of January 31, 2023, and October 31, 2022. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Office and Storage Space

On November 1, 2021, the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made payments on this lease in the amount of $19,959. The lease was terminated in June 2022.

On November 11, 2021, the Company entered into a month- to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made payments on this lease in the amount of $19,108. This lease was terminated in April 2022.

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The Company had $46,949 and $3,649 in operating lease expense for the three months ended January 31, 2023, and January 31, 2022, respectively.

Cash flow information related to leases was as follows:

	January 31, 2023	January 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(46,949)	$(3,649)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets as of January 31, 2023, and October 31, 2022:

Lease Position	January 31, 2023	October 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,152,020	$1,198,969
Right of use liability operating lease current portion	$170,603	$166,051
Right of use liability operating lease long term	1,006,435	1,050,776
Total operating lease liabilities	$1,177,038	$1,216,827

The following table provides the maturities of lease liabilities at  January 31, 2023:

Operating Leases
Maturity of Lease Liabilities on January 31, 2023
2023	$164,139
2024	228,134
2025	238,800
2026	253,614
2027 and thereafter	450,934
Total future undiscounted lease payments	$1,335,621
Less: Interest	(158,583)
Present value of lease liabilities	$1,177,038

At January 31, 2023, the Company had no additional leases which had not yet commenced.

Note 5 – Stockholders’ Equity

Common Stock

During the three months ended January 31, 2023:

No shares of Common Stock were issued during the three months ended January 31, 2023.

Preferred Stock Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, LLC, a related party and the Company’s majority shareholder. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Stock Options

Summary of stock options information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	3,202,265	8,921,419	1.03-28.68	2.79
Granted	3,250,000	3,207,425	0.99	0.99
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, January 31, 2023	6,452,265	$12,128,844	$0.99-28.69	$1.88
Exercisable, January 31, 2023	2,151,217	$6,085,555	$0.99-28.69	$2.83

During the three months ended January 31, 2023, and 2022, the Company recognized $1,435,787 and $309,700, respectively of stock option expense related to outstanding stock options. On January 31, 2023, the Company had $3,488,735 of unrecognized expenses related to options. The weighted average remaining contractual life is approximately 9.38 years for stock options outstanding on January 31, 2023. The aggregate intrinsic value of these outstanding options as of January 31, 2023, was $0. Compensation expense related to performance-based options is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

On November 9, 2022, non-qualified stock options exercisable for up to 250,000 shares of Common Stock were awarded to one supplier of the Company. These stock options have a ten-year term from the grant date, with the shares fully vested on the issue date. The fair value of the options on the grant date was $246,747 using a Black-Scholes option pricing model with the following assumptions: stock price $0.9869 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%.

On November 9, 2022, non-qualified stock options exercisable for up to 3,000,000 shares of Common Stock were awarded to one supplier of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting based on achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years. The fair value of the options on the grant date was $2,960,968 using a Black-Scholes option pricing model with the following assumptions: stock price $0.9869 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	2,318,317	4,404,802	1.90	1.90
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, January 31, 2023	2,318,317	$4,404,802	$1.90	$1.90
Exercisable, January 31, 2023	2,318,317	$4,404,802	$1.90	$1.90

The weighted average remaining contractual life is approximately 3.66 years for Common Stock warrants outstanding as of January 31, 2023. As of January 31, 2023, there was no intrinsic value of outstanding stock warrants.

Note 6 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company.

Other Receivable

On August 1, 2022, the Company and Bidi agreed to a price credit for short-coded or expiring inventory against the related-party accounts payable balance due to Bidi. A credit of $2,924,655 was applied on August 1, 2022, resulting in a related-party accounts receivable balance due from Bidi of $2,134,413, to be applied on future orders of Product. On October 31, 2022, the Company and Bidi agreed to a return for short-coded or expiring inventory. An additional credit of $1,543,545 and $108,841 for recycling cost was applied on October 31, 2022, to the related-party receivable balance due from Bidi.

As of January 31, 2023 and October 31, 2022, the Company has a related-party receivable balance due from Bidi of $3,509,542 and $3,704,132, respectively. The receivable balance will be realized though Bidi applying 5% credits on all future orders of product purchased until the entire balance is extinguished.

Revenue and Accounts Receivable

During the three months ended January 31, 2023, the Company recognized revenue of $3,085 from one company owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of January 31, 2023.

During the three months ended January 31, 2022, the Company recognized revenue of $23,765 from four companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, and/or his wife. As of January 31, 2022, the Company had accounts receivable from this related party in the amount of $245.

Concentration Purchases and Accounts Payable

During the three months ended January 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $3,697,210. As of January 31, 2023, the Company had accounts payable to Bidi of $2,350,787 and Products valued at $3,761,491 were held in inventory. In addition, as of January 31, 2023, the Company had accrued freight in expense of $347,760. As of October 31, 2022, the Company did not have an accounts payable balance to Bidi.

During the three months ended January 31, 2022, the Company did not purchase Products from Bidi, a related party company that is owned by Nirajkumar Patel. As of January 31, 2022, the Company had accounts payable to Bidi of $9,129,759 and Products valued at $11,841,750 were held in inventory.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Consequently, the Company has determined that no license fees are owed to Bidi as of January 31, 2023 and October 31, 2022.

Leased Office Space and Storage Space

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. On June 10, 2022, the Company entered into the 2022 Lease with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at the Premises, together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Science and Regulatory Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2023, and October 31, 2022, other than the below:

QuikfillRx Service Agreement Amendment

Effective as of November 9, 2022, the Company entered into its latest amendment to the Service Agreement with QuikfillRx (collectively with prior amendments, the “Amended Service Agreement”). The November 9, 2022 amendment to the Service Agreement was captioned as the “Fourth Amendment” although it was the fifth amendment to the Service Agreement. Pursuant to the Amended Service Agreement:

(a) the term of the Amended Service Agreement was extended (unless earlier terminated pursuant to the terms of the Amended Service Agreement) from November 1, 2022 (the “Effective Date”) until October 31, 2025, following which the term shall automatically renew for successive one (1) year periods beginning November 1, 2025;

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

The Company accrued $28,318 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended January 31, 2023. The Company accrued 33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results for the three months ended October 31, 2022.

Note 8 – Subsequent Events

On February 1, 2023, the Company entered into an agreement to cancel the 75,000 stock options that were previously issued to a third-party management consultant and agreed to pay such consultant monthly retainer of $16,750, and an incentive compensation bonus of $75,000.

On February 6, 2023, non-qualified stock options exercisable for up to 375,000 shares of common stock were awarded to the three independent board members of the Company. These stock options have a ten-year term from the grant date, with 375,000 fully vest on the earlier of February 6, 2024, or a change in control.

On February 6, 2023, non-qualified stock options exercisable for up to 1,000,000 shares of common stock were awarded to two senior executives of the Company. These stock options have a ten-year term from the grant date, with 500,000 vest on date of issuance and 500,000 vest on the earlier of February 6, 2024, or a change in control.

On February 6, 2023, non-qualified stock options exercisable for up to 150,000 shares of common stock were awarded to five employees of the Company. These stock options have a ten-year term from the grant date, with 150,000 fully vest on the earlier of February 6, 2024 or a change in control.

On February 6, 2023, non-qualified stock options exercisable for up to 200,000 shares of common stock were awarded to one consultant acting as a sales broker for the Company. These stock options have a ten-year term from the grant date, with 200,000 shall vest based on achievement of certain net sales targets up to $100,000,000. The term of the agreement is one year from the effective date with an automatic renewal of one year if net sales defined in the agreement are met.

On March 3, 2023, the Company approved amending the Consulting Agreement for Mark Thoenes, the Company’s Interim Chief Financial Officer and extend it through June 30, 2023. In order to extend its term, on March 3, 2023, the Company also approved the grant of a stock option award to Mr. Thoenes to acquire up to 50,000 shares of common stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. All of the option shares fully vest on the earlier of June 30, 2023, or upon meeting certain terms and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the three months ended January 31, 2023 included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2022 contained in the 2022 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Capitalized terms used but not defined in this discussion have the meanings ascribed to them in the notes to the accompanying unaudited financial statements.

Overview

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

Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS as well as non-electronic nicotine delivery systems and related components (as more particularly set forth in the A&R Distribution Agreement, the “Products”) for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute Products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our Chief Science and Regulatory Officer and director and an indirect controlling shareholder of our company, owns Bidi.

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

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary for the purpose of developing our own branded and white-label products and services, of which none has commenced as of the date of this Report. On March 11, 2022, we formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary for the purpose of entering into an international licensing agreement with PMPSA.

FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business

In September 2021, in connection with the Bidi’s Premarket Tobacco Product Application (“PMTA”) process for BIDI® Stick, the U.S. Food and Drug Administration’s (“FDA”) effectively “banned” non-tobacco flavored ENDS by denying nearly all then-pending PMTAs for such products (including Bidi’s). Following the issuance of by the FDA of a related Marketing Denial Order (“MDO”) regarding these ENDS products, manufacturers were required to stop selling non-tobacco flavored ENDS products. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. §10.75 internal FDA supervisory review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a non-tobacco flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (the “11th Circuit”) to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS (including the Arctic BIDI® Stick), arguing that it was arbitrary and capricious under the Administrative Procedure Act (“APA”), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (“TCA”), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their non-tobacco flavored products compared to tobacco-flavored ENDS products, and that the FDA should have gone through the notice and comment rulemaking process for this requirement.

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

The 11th Circuit’s opinion further indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the appropriate for the protection of the public health (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

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

In light of the 11th Circuit decision, we anticipate having the continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022 cutoff. As none of these scenarios apply to Bidi, we believe the current risk of FDA enforcement is low.

Since the PMTA was remanded, Bidi has continued to update its application with the results of new studies, including a nationwide population prevalence study on the BIDI® Stick that is currently undergoing peer review for publication.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

Dependence on Bidi and Nirajkumar Patel

We are wholly dependent on Bidi to supply the BIDI® Sticks to us for distribution. Accordingly, any supply or other issues that impact Bidi, indirectly impact us and our ability to operate our business. Moreover, and while we are seeking to diversify our product offerings, the loss of our relationship with Bidi would substantially harm the viability of our business.

Bidi is controlled by Nirajkumar Patel, our Chief Science and Regulatory Officer and a director of the Company. Moreover, Kaival Holdings, an entity controlled by Mr. Patel, is our majority shareholder. In addition, our corporate headquarters is leased to us by an affiliate of Mr. Patel. Therefore, Mr. Patel has the power and ability to control or influence our business.

Dependence on QuikfillRx, LLC and Distributors

We are substantially dependent on QuikfillRx, LLC (d/b/a Kaival Marketing Services, or KMS) to provide key marketing, sales and other support services to us. In addition, we rely on third-party brokers and distributors to introduce and place our products into our historic foundation of convenience-stores and more recently into new retail channels, including dollar, grocery and mass-merchandisers. The loss of one or more of these key relationships would have a material adverse effect on our business.

Nature of our Products and Regulation

Competition in the market for e-cigarettes from illicit sources may have an adverse effect on our overall sales volume, restricting our ability to increase selling prices and damaging our brand equity and reputation. Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry, including the products we sell.

Although we combat counterfeiting of our Products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our Products from retailers in order to be tested by our quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and surveillance of retailers we suspect are selling counterfeit Products through our own secret shopper force, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, while we may bring suits against retailers and distributors that sell certain counterfeit products, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling counterfeit products.

Our Products are regulated by the FDA, which has broad regulatory powers. The market for ENDS products is subject to a great deal of uncertainty and is still evolving. ENDS products, having recently been introduced to market over the past 10 to 15 years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated, and characterized by a number of market participants. Rapid growth in the use of, and interest in, ENDS products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all the business risks associated with a new enterprise in an evolving market.

Some of our Product offerings through Bidi are subject to developing and unpredictable regulation. Our Products are sold through our distribution network and may be subject to uncertain and evolving federal, state, and local regulations, including hemp, non-THC cannabidiol (CBD) and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. We anticipate that all levels of government, which have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. With respect to CBD in particular, on January 26, 2023, FDA announced that it would not initiate rulemaking to regulate CBD as a dietary food ingredient. Rather, after careful review, the FDA has concluded that a new regulatory pathway for CBD is needed and has further indicated that it is prepared to work with Congress to create a new regulatory pathway for CBD through legislation.

In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. Recently, for example, California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. Several other states have banned flavored ENDS, including New York, New Jersey, Rhode Island, and Massachusetts, with several more considering similar bans (e.g., Maryland, and Connecticut).

Inflation

Consumer purchases of tobacco products are historically affected by economic conditions, such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, fuel prices, sales taxes, and the level of consumer confidence in prevailing and future economic conditions. The U.S. has been experiencing an environment of material inflation in recent quarters, and this condition may impact discretionary consumer purchases, such as the BIDI® Stick. Demand for our Products may also decline during recessionary periods or at other times when disposable income is lower, and taxes may be higher.

Supply Chain

The spread of COVID-19 throughout the world as well as increasing tensions with China over the past several years has created global economic uncertainty, which may cause partners, suppliers, and potential customers to closely monitor their costs and reduce activities. Any of the foregoing could materially adversely affect the supply chain for Bidi and our Products, and any supply chain distribution for the Products could have a material adverse effect on our results of operations.

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

On July 25, 2022, we announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device, VEEBA, has been custom developed and is now being distributed in Canada. VEEBA was then commercially launched by PMPSA in Europe in February 2023 and we expect to generate royalty revenues pursuant to the licensing agreement beginning in our fiscal fourth quarter of 2023 (quarter ending October 31, 2023), with additional market launches planned this year.

Going Concern

Our financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses, which raises substantial doubt about the Company’s ability to continue as a going concern.

In response to the above, our management assessed our plans to alleviate that doubt. We had positive working capital as of January 31, 2023, of $6,503,841. Management considered that the Company’s losses were due to various factors such as: (i) uncertainty surrounding the PMTA process with FDA and (ii) the MDO that was issued to Bidi Vapor on its non-tobacco flavored ENDS products. However, the MDO was set aside and vacated by the 11th Circuit in August 2022, and the ability to appeal such decision has passed, thereby facilitating the continued sales of the non-tobacco flavored BIDI® Sticks for sale in the United States (pending FDA’s review of the pending PMTAs and subject to FDA enforcement). Concurrently, the PMTA for the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through the PMTA scientific review phase (pending FDA’s review of that PMTA). Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

We believe that our available cash and the cash to be provided by future operating activities should enable the Company to meet its estimated liquidity needs for the next 12 months after the date that the financial statements included within this Report are issued. Because of the above factors, our management believe that this condition alleviates the substantial doubt in connection with our ability to continue as a going concern.

However, there is no assurance that the Company’s plans will be able to generate expected or greater amounts of revenues or ever achieve profitability, due to the current economic climate in the United States and globally, the regulation and public perception of ENDS products and   the various other risks faced by the Company. The consolidated financial statements included in this Report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of the date of this Report to support our operations for at least 12 months. As of January 31, 2023, we had working capital of approximately $6.6 million and total cash of approximately $3.8 million.

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

Cash Flows:

Cash flow provided by operations was approximately $0.1 million for the first three months of fiscal year 2023, compared to $2.1 million used in operations for the first three months of fiscal year 2022. The increase in cash flow provided by operations for the first three months of fiscal year 2023 compared to the first three months of fiscal 2022   was primarily due to changes in related party accounts payable, and income tax receivable.

The Company had cash flow used in investing activities of approximately $3,400 for the first three months of fiscal year 2023, compared to no cash flow used in investing activities for the first three months of fiscal year 2022. The cash used in investing activities for the first three months of fiscal year 2023 consisted of cash used for the purchase of warehouse equipment.

The Company had no net cash flow from financing activities for the first three months of fiscal year 2023, compared to cash flow used in financing activities of approximately $35,000 for the first three months of fiscal year 2022. The cash used in financing activities for the first three months of fiscal year of 2022 consisted of cash used for the settlement of RSUs issued to employees.

Results of Operations

Three months ended January 31, 2023, compared to three months ended January 31, 2022

Revenues:

Revenues for the first quarter of fiscal year 2023 were approximately $2.5 million, compared to approximately $2.8 million in the same period of the prior fiscal year. Revenues decreased in the first quarter of 2023, primarily due to credits/discounts/rebates issued to customers. We do not anticipate this trend to continue as renewed distribution ramps up and sales of non-tobacco flavored BIDI® Sticks increase, and even more so now that the MDO has been vacated, which allows us to continue marketing and selling the Products, subject to the FDA’s enforcement discretion.

Cost of Revenue, Net and Gross Profit (Loss):

Gross profit in the first quarter of fiscal year 2023 was approximately $0.5 million, or approximately 21.4% of revenues, net, compared to approximately ($0.7) million gross loss or approximately (24.3%), of revenues, net, for the first quarter of fiscal year 2022. Total cost of revenue, net was approximately $2.0 million, or approximately 78.6% of revenue, net for the first quarter of fiscal year 2023, compared to approximately $3.5 million, or approximately 124.3% of revenue, net for the first quarter of fiscal year 2022. The increase in gross profit is primarily driven by the improvement in overall unit pricing, being offset by the credits/discounts/rebates issued to customers, totaling approximately $0.7 million, during the first quarter of fiscal year 2023.

Operating Expenses:

Total operating expenses were approximately $3.5 million for the first quarter of fiscal year 2023, compared to approximately $2.1 million for the first quarter of fiscal year 2022. For the first quarter of fiscal year 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.6 million, stock option expense of approximately $1.4 million, professional fees of approximately $0.6 million, and all other general and administrative expenses of approximately $0.9 million. General and administrative expenses in the first quarter of fiscal year 2023 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the first quarter of fiscal year 2022, operating expenses were approximately $2.1 million, consisting primarily of advertising and promotion fees of approximately $0.6 million, stock option expense of 0.3 million, professional fees totaling approximately $0.5 million, and all other general and administrative expenses of approximately $0.7 million.   General and administrative expenses consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the first quarter of fiscal year 2023, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($3.1) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($2.8) million for the first quarter of fiscal year 2022.

Net Loss:

As a result of the items noted above, the net loss for the first quarter of fiscal year 2023 was approximately $3.0 million, or $0.05 basic and diluted net loss per share, compared to a net loss of approximately $2.8 million, or $0.09 basic and diluted net loss per share, for the first quarter of fiscal year 2022. The increase in the net loss for the first quarter of fiscal year 2023, as compared to the first quarter of fiscal year 2022, is primarily attributable to the decrease revenues and increase in customer credits/discounts/rebates, as noted above.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2023 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report for the year ended October 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our President and Chief Operating Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Operating Officer and Interim Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2023.   Some of those internal controls include multiple levels of review of the accounting and reporting procedures and processes, lack of proper segregation of duties, lack of sufficient and consistent real time remote communications, as well as certain accounting and reporting issues.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that all material weaknesses are remediated as soon as possible.  Management will continue to work to improve its disclosure controls and procedures during fiscal 2023 with the goal of improvement in the effectiveness of its systems in our internal controls during the next 12 months. We intend to hire additional staff and to take such other actions as may be necessary to address its material weaknesses. The Company did add additional financial and accounting personnel during its fiscal year ended October 31, 2022, and as such, we believe we have made progress in the implementation of certain internal controls, such as multiple levels of review and analysis of the accounting and reporting procedures and processes, and of journal entries and general ledger account reconciliations.

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended January 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. During the quarter ended January 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

33.1	Amendment to Interim Chief Financial Officer Services Agreement

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 17, 2023	A	/s/ Eric Mosser
Eric Mosser
President and Chief Operating Officer

Date: March 17, 2023	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer

