Form 10-Q
period 2023-04-30
Kaival Brands Innovations Group, Inc.
filed 2023-06-14
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of June 14, 2023, there were 58,169,090 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.

We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to obtain from, and pay for, the products we distribute for Bidi;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. in May 2023;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (the “FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits;

●	our substantial reliance on QuikfillRx, LLC (now known as Kaival Marketing Services) to provide key sales, marketing and other support services to us;

●	our relationships with, and reliance on, third parties to broker and distribute our products;

●	the scope of future FDA enforcement of regulations in the ENDS products generally;

●	the market perception of the products we distribute and related impacts on our reputation;

●	the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements;

●	the impact of black-market goods on our business;

●	the demand for the products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our relationships with key third party commercial collaborators such as Phillip Morris International;

●	our ability or plans to diversify our product offerings;

●	changes in government regulation or laws that affect our business; and

●	circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control such as the COVID-19 pandemic.

Forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contained in this Report and the section “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2022, for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	April 30, 2023	October 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$1,124,371	$3,685,893
Accounts receivable, net	1,534,236	574,606
Other receivable – related party – short term	1,448,376	1,539,486
Inventories	3,646,738	1,239,725
Prepaid expenses	181,921	426,407
Income tax receivable	—	1,607,302
Total current assets	7,935,642	9,073,419
Fixed assets, net	3,190	—
Other receivable – related party – net of current portion	1,771,270	2,164,646
Right of use asset- operating lease	1,104,622	1,198,969
TOTAL ASSETS	$10,814,724	$12,437,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,270	$40,023
Other payable- related party	2,122,452	—
Accrued expenses	696,876	1,099,157
Customer deposits	12,099	44,973
Customer refund due	921,078	—
Deferred revenue	129,702	235,274
Operating lease obligation – short term	175,206	166,051
Total current liabilities	4,220,683	1,585,478

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	961,593	1,050,776

TOTAL LIABILITIES	5,182,276	2,636,254

STOCKHOLDERS’ EQUITY:

Preferred stock, 5,000,000 shares authorized: Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of April 30, 2023 and October 31, 2022, respectively)	—	—

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 56,169,090 and 56,169,090 issued and outstanding as of April 30, 2023, and October 31, 2022, respectively)	56,169	56,169

Additional paid-in capital	32,164,512	29,375,787

Accumulated deficit	(26,588,233)	(19,631,176)
Total Stockholders’ Equity	5,632,448	9,800,780
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$10,814,724	$12,437,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2023	2022	2023	2022
Revenues
Revenues, net	$3,046,657	$3,092,366	$5,482,492	$5,934,356
Revenues – related party	3,628	7,385	6,713	31,150
Royalty revenue	—	—	105,572	—
Excise tax on products	(29,983)	(39,727)	(48,557)	(63,599)
Total revenues, net	3,020,302	3,060,024	5,546,220	5,901,907

Cost of revenues
Cost of revenue – related party	3,145,652	2,627,430	5,131,452	6,112,050
Cost of revenue – other	—	44,925	—	93,097
Total cost of revenue	3,145,652	2,672,355	5,131,452	6,205,147

Gross profit (loss)	(125,350)	387,669	414,768	(303,240)

Operating expenses
Advertising and promotion	660,132	761,069	1,249,042	1,353,570
General and administrative expenses	3,176,666	4,644,567	6,134,735	6,143,121
Total operating expenses	3,836,798	5,405,636	7,383,777	7,496,691

Other income
Interest income	—	—	11,952	—
Total other income	—	—	11,952	—

Loss before income taxes provision	(3,962,148)	(5,017,967)	(6,957,057)	(7,799,931)

Provision for income taxes	—	5,807	—	5,807

Net loss	$(3,962,148)	$(5,012,160)	$(6,957,057)	$(7,794,124)

Net loss per common share – basic and diluted	$(0.07)	$(0.16)	$(0.12)	$(0.25)

Weighted average number of common shares outstanding – basic and diluted	56,169,090	30,701,393	56,169,090	30,680,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2023

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2022	—	$—	56,169,090	$56,169	$29,375,787	$(19,631,176)	$9,800,780
Stock option expense	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	(2,994,909)	(2,994,909)
Balances, January 31, 2023	—	$—	56,169,090	$56,169	$30,811,574	$(22,626,085)	$8,241,658
Stock option expense	—	—	—	—	1,352,938	—	1,352,938
Net loss	—	—	—	—	—	(3,962,148)	(3,962,148)
Balances, April 30, 2023	—	$—	56,169,090	$56,169	$32,164,512	$(26,588,233)	$5,632,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2022

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313
Stock issued for services – RSUs	—	—	61,250	61	110,189	—	110,250
Common shares settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock option expense	—	—	—	—	309,700	—	309,700
Net loss	—	—	—	—	—	(2,781,964)	(2,781,964)
Balances, January 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540
Stock issued for services – RSUs	—	—	80,166	80	80,086	—	80,166
Common shares settled and cancelled	—	—	(24,058)	(24)	(24,034)	—	(24,058)
Exercise of common stock warrants	—	—	873,286	874	1,565,316	—	1,566,190
Stock option expense	—	—	—	—	2,616,192	—	2,616,192
Net loss	—	—	—	—	—	(5,012,160)	(5,012,160)
Balances, April 30, 2022	3,000,000	$3,000	31,166,090	$31,166	$26,173,669	$(13,054,965)	$13,152,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,957,057)	$(7,794,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	190,416
Depreciation	290	—
Stock option expense	2,788,725	2,925,892
Bad debt expense	4,622	—
ROU operating lease expense	94,347	7,305
Writeoff of inventory	105,057	—

Changes in current assets and liabilities:
Accounts receivable	(964,252)	809,603
Other receivable – related party	484,486	—
Prepaid expenses	244,486	(56,360)
Inventory	(2,512,070)	6,112,050
Inventory deposit – related party	—	2,925,000
Income tax receivable	1,607,302	—
Accounts payable	123,247	(18,055)
Accounts payable – related party	2,122,452	(9,273,010)
Accrued expenses	(402,281)	(112,525)
Deferred revenue	(105,572)	—
Customer deposits	(32,874)	—
Customer refunds due	921,078	(314,418)
Right of use liabilities – operating lease	(80,028)	(6,345)
Net cash used in Operating Activities	(2,558,042)	(4,604,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(3,480)	—
Net cash used in investing activities	(3,480)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Stock warrant exercises	—	1,566,190
Settled RSU shares with cash	—	(59,817)
Net cash provided by financing activities	—	1,506,373

Net change in cash and restricted cash	$(2,561,522)	$(3,098,198)
Beginning cash and restricted cash balance	3,685,893	7,825,235
Ending cash and restricted cash balance	$1,124,371	$4,727,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

 Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization and Description of Business

Kaival Brands Innovations Group, Inc. (the “Company,” the “Registrant,” “we,” “us,” “our” or similar terminology), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018, in the State of Delaware.

As used herein, the term “Common Stock” means the Company’s common stock, par value $0.001 per share.

Description of Business

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain electronic nicotine delivery system (“ENDS”) and related components (the “Products”) manufactured by Bidi Vapor, LLC (“Bidi”), a related party company that is owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company. Mr. Patel also controls Kaival Holdings, LLC, a Delaware limited liability company and the Company’s majority stockholder (“Kaival Holdings”).

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Bidi, which was amended and restated on May 21, 2020, and again on April 20, 2021 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist entirely of the “BIDI® Stick.” The Company ceased all direct-to-consumer sales in February 2021. On June 10, 2022, and again on November 17, 2022, the Company and Bidi entered into a third amended and restated exclusive distribution agreement (the “Third A&R Distribution Agreement”) which memorializes the Company’s current business relationship with Bidi.

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (“Kaival Labs”), as a wholly owned subsidiary of the Company, for the purpose of developing Company-branded and white-label products and services. The Company has not yet launched any Kaival-branded products, nor has it begun to provide white label wholesale solutions for other product manufacturers. The Company may also utilize Kaival Labs to acquire or license complimentary businesses or assets. On May 30, 2023  , the Company and Kaival Labs entered into an Asset Purchase Agreement (the “GoFire APA”) with GoFire, Inc. (“GoFire”) to purchase certain vaporizer and inhalation-related intellectual property assets of GoFire in exchange for equity securities of the Company and contingent cash consideration. For a detailed description of this asset acquisition, please refer to “Note 8 – Subsequent Events” below .

On March 11, 2022, the Company formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary of the Company, for the purpose of entering into an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

Current Product Offerings

Pursuant to the A&R Distribution Agreement with Bidi, the Company sells and resells electronic nicotine delivery systems, which it may refer to herein as “ENDS Products”, or “e-cigarettes”, to non-retail level customers. The sole Product the Company resells is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The Company does not manufacture any of the Products it resells. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides the Company with all branding, logos, and marketing materials to be utilized by the Company in connection with its marketing and promotion of the Products.

COVID-19 Impact

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency due to the emergence of a new strain of coronavirus (“COVID-19”) that originated in Wuhan, China. This novel strain of coronavirus posed risks to the international community as it spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

During the Company’s fiscal year 2021 and the beginning of fiscal 2022, the Company was indirectly impacted by supply chain issues and regulatory oversight arising out of COVID-19. The Company believes that many retailers and distributers relaxed their ENDS compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue. While the impact of COVID-19 decreased during the Company’s fiscal 2022 year and both the first and second quarters of its fiscal 2023 year, outbreaks of COVID-19 or its variants, either locally, nationally or globally, as well as related supply chain issues, could adversely impact the Company’s business.

Impact of the FDA PMTA Decision and Subsequent Court Actions

As of January 31, 2022, the FDA announced that it has acted on over 99% of applications and issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products.

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

On October 14, 2021, Bidi requested that the FDA re-review the MDO and reconsider its position that Bidi did not include certain scientific data in its applications sufficient to allow the PMTAs to proceed to scientific review. Considering this request, on October 22, 2021, pursuant to 21 C.F.R. § 10.35(a), the FDA issued an administrative stay of Bidi’s MDO pending its re-review, permitting the Company to continue sales. Subsequently, the FDA decided not to rescind the MDO and lifted its administrative stay on December 17, 2021. Following the lifting of the FDA’s administrative stay, Bidi filed a renewed motion to stay the MDO with the 11th Circuit. On February 1, 2022, the appellate court granted Bidi’s motion to stay (i.e., put on hold) the MDO, again allowing the Company to continue sales pending the litigation on the merits. Oral arguments in the merits-based proceeding were held on May 17, 2022.

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

Risks and Uncertainties Regarding FDA Regulation

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTAs, the Company views the risk of FDA enforcement against Bidi as low. The Company anticipates the FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

Moreover, the Company believes that Bidi’s application is particularly comprehensive, and now includes, among other things, a randomized, crossover, clinical study to assess nicotine pharmacokinetics and subjective effects of the BIDI® Stick, several behavioral, perception and intention studies, as well as a nationally-representative population prevalence study. A complete scientific review of the PMTA would require the FDA to review all this information before making an APPH determination, and while the FDA could narrowly interpret the Court’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the 11th Circuit’s opinion, in the Company’s view, makes clear that all “relevant evidence” in an application must be considered. For applications that are in scientific review, the FDA typically issues a deficiency letter identifying its questions before making a marketing authorization decision and gives the applicant at least 90 days to respond. This further solidifies the Company’s belief that the scientific review of Bidi’s non-tobacco flavored applications could take 1-2 years or longer. However, the Company cannot provide any assurances as to the timing or outcome.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents and restricted cash as of April 30, 2023, and October 31, 2022.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $804,971 and $2,912,793 on April 30, 2023, and October 31, 2022, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of April 30, 2023, and October 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of April 30, 2023, and October 31, 2022, the inventories only consisted of finished goods and were located in three locations: the Company’s main warehouse located in Florida and two customer warehouses whose service agreements are on a consignment basis with the Company. Based upon fiscal year 2022 inventory management procedures, as well as those inventory management procedures performed during the second fiscal quarter ended April 30, 2023, and their results for both periods of time, the Company has determined that no allowance for inventory was required as of April 30, 2023 and October 31, 2022.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of April 30, 2023, and October 31, 2022, the Company has $12,099 and $44,973 in deposits from customers, respectively, which is included with the Company’s current liabilities. As of April 30, 2023, and October 31, 2022, the Company has $129,702 and $235,274 in deferred income from PMI guaranteed royalty revenue prepayments, respectively, which is included with the Company’s current liabilities.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of April 30, 2023, and October 31, 2022, the Company had customer refunds due in the amounts equal to $921,078 and $0, respectively.

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

Royalty Revenue

On June 13, 2022, KBI entered into a Deed of Licensing Agreement (the “PMI License Agreement”), by and between KBI and PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarette Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all cost and expense to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

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

On June 10, 2022, Bidi entered into a License Agreement (the “KBI License Agreement”) with KBI, pursuant to which KBI has the exclusive irrevocable license to use Bidi’s licensed intellectual property to the extent necessary for KBI to fulfill its obligations set forth in the PMI Licensing Agreement. Such irrevocable license includes: (i) the right of KBI to grant sub-licenses to PMPSA under the PMI License Agreement for the express purposes set forth in the PMI License Agreement, but for no other purpose; (ii) the right of KBI to grant to PMPSA the right to grant sub-sub-licenses in the manner set forth in the PMI License Agreement, but for no other purpose; and (iii) certain branding rights to the extent (but only to the extent) necessary to permit KBI to perform its obligations to PMPSA as set forth in the PMI License Agreement.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. While PMPSA announced the launch of a product (called VEEBA) under the PMI License Agreement in March 2023,   the Company has determined that no license fees are owed to Bidi as of April 30, 2023.

Concentration of Revenues and Accounts Receivable

For the six months ended April 30, 2023, (i) 21% or $1,169,310 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from FAVS Business (“FAVS”), (ii) 19% or $1,054,646 of the revenue from the sale of the Products was generated from H.T. Hackney Co., (iii) approximately 17% or $914,754 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from GPM Investments, LLC (“GPM”), and (iv) approximately 11% or $596,171 of the revenue from the sales of Products was generated from QuikTrip Corporation.

For the six months ended April 30, 2022, 40%, or $2,366,200, of the revenue from the sale of Products was generated from FAVS, and 15%, or $877,264, of the revenue from the sale of Products was generated from H.T. Hackney Company.

H.T. Hackney Co, with an outstanding balance of $545,215, FAVS, with an outstanding balance of $499,200, and KwikTrip with an outstanding balance of $216,000, accounted for 36%, 33%, and 14% of the total accounts receivable from customers, respectively, as of April 30, 2023. Favs Business with an outstanding balance of $375,425 and QuikTrip Corporation, with an outstanding balance of $85,510, accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments (share-based payments, referred to herein as “SBP”) based on the grant-date fair value of the award. That cost is recognized over the period during which a recipient is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to performance conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model based on certain assumptions which include the expected term, expected volatility and discount rate.

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility is based on the volatility in the trading of the Common Stock over the expected term of the award. The assumed discount rate is the default risk-free ten-year interest rate for U.S. Treasury bills.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, inventory, accounts payable and accrued expenses. As of April 30, 2023, and October 31, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements. However, In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This is not effective for the Company until November 1, 2023.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flow from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

In response to the above, the Company assessed its management’s plans to alleviate that doubt. The Company has positive working capital as of April 30, 2023, of $3,714,959.   The Company considered that its losses were due to various factors such as: (i) uncertainty surrounding the PMTA process with the FDA and (ii) the MDO that was issued to Bidi Vapor on its non-tobacco flavored ENDS products. However, the MDO was set aside and vacated by the 11th Circuit in August 2022, and the ability to appeal such decision has passed, thereby facilitating the continued sales of the non-tobacco flavored BIDI® Sticks for sale in the United States (pending the FDA’s review of the pending PMTAs and subject to FDA enforcement). Concurrently, the PMTA for the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through the PMTA scientific review phase. Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

The Company believes that its available cash and the cash to be provided by future operating activities should enable the Company to meet its estimated liquidity needs for the next 12 months after the date that the accompanying financial statements are issued. The Company believes that the above factors alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 4 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, as of April 30, 2023, and October 31, 2022. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

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

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The Company had $94,347 and $7,305 in operating lease expense for the six months ended April 30, 2023, and April 30, 2022, respectively.

Cash flow information related to leases was as follows:

	April 30, 2023	April 30, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(94,347)	$(7,305)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets as of April 30, 2023, and October 31, 2022:

Lease Position	April 30, 2023	October 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,104,622	$1,198,969
Right of use liability operating lease current portion	$175,206	$166,051
Right of use liability operating lease long term	961,593	1,050,776
Total operating lease liabilities	$1,136,799	$1,216,827

The following table provides the maturities of lease liabilities at April 30, 2023:

Operating Leases
Maturity of Lease Liabilities on April 30, 2023
2023	$110,809
2024	228,134
2025	238,800
2026	253,614
2027 and thereafter	450,934
Total future undiscounted lease payments	$1,282,291
Less: Interest	(145,492)
Present value of lease liabilities	$1,136,799

At April 30, 2023, the Company had no additional leases which had not yet commenced.

Note 5 – Stockholders’ Equity

Common Stock

No shares of Common Stock were issued during the three and six months ended April 30, 2023.

Preferred Stock Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Stock Options

Summary of stock options information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	3,202,265	8,921,419	1.03-28.68	2.79
Granted	5,275,000	4,714,825	0.61-0.99	0.89
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(75,000)	(154,500)	2.06	2.06
Outstanding, April 30, 2023	8,402,265	$13,481,744	$0.61-28.69	$1.60
Exercisable, April 30, 2023	3,477,265	$8,580,894	$0.99-28.69	$2.47

During the three months ended April 30, 2023, and 2022, the Company recognized $1,352,938 and $2,616,192, respectively of stock option expense related to outstanding stock options. During the six months ended April 30, 2023, and 2022, the Company recognized $2,788,725 and $2,824,892, respectively of stock option expense related to outstanding stock options. On April 30, 2023, the Company had $3,643,178 of unrecognized expenses related to options. The weighted average remaining contractual life is approximately 9.41 years for stock options outstanding on April 30, 2023. The aggregate intrinsic value of these outstanding options as of April 30, 2023, was $0. Compensation expense related to performance-based options is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

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

On November 9, 2022, non-qualified stock options exercisable for up to 3,000,000 shares of Common Stock were awarded to one supplier of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years. The fair value of the options on the grant date was $2,960,968 using a Black-Scholes option pricing model with the following assumptions: stock price $0.9869 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%. Management determined the performance conditions were deemed probable on the grant date.

On February 6, 2023, non-qualified stock options exercisable for up to 150,000 shares of Common Stock were awarded to five employees of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $109,499 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 1,000,000 shares of Common Stock were awarded to two senior executives of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $729,988 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 375,000 shares of Common Stock were awarded to three independent board members of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $273,747 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 200,000 shares of Common Stock were awarded to one consultant acting as a sales broker for the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue targets up to $100,000,000 in total net revenues over time to be generated from certain customers as listed in the sales broker agreement. The fair value of the options on the grant date was $145,998 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%. Management determined the performance conditions were deemed not probable and as such no expense was recognized on these awards for the period ended April 30, 2023.

On March 3, 2023, non-qualified stock options exercisable for up to 50,000 shares of Common Stock were awarded to one interim senior executive of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on June 30, 2023. The fair value of the options on the grant date was $30,650 using a Black-Scholes option pricing model with the following assumptions: stock price $0.61 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.91%, expected term of 10 years, and a risk-free interest rate of 3.97%.

On March 19, 2023, non-qualified stock options exercisable for up to 250,000 shares of Common Stock were awarded to two independent board members of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on March 19, 2024. The fair value of the options on the grant date was $217,498 using a Black-Scholes option pricing model with the following assumptions: stock price $0.87 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.15%, expected term of 10 years, and a risk-free interest rate of 3.47%.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	2,318,317	4,404,802	1.90	1.90
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, April 30, 2023	2,318,317	$4,404,802	$1.90	$1.90
Exercisable, April 30, 2023	2,318,317	$4,404,802	$1.90	$1.90

The weighted average remaining contractual life is approximately 3.42 years for Common Stock warrants outstanding as of April 30, 2023. As of April 30, 2023, there was no intrinsic value of outstanding stock warrants.

Note 6 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company. Mr. Patel also controls Kaival Holdings, the Company’s majority stockholder.

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

As of April 30, 2023 and October 31, 2022, the Company has a related-party receivable balance due from Bidi of $3,219,646 and $3,704,132, respectively. The receivable balance will be realized though Bidi applying 5% credits on all future orders of product purchased until the entire balance is extinguished.

Revenue and Accounts Receivable

During the six months ended April 30, 2023, the Company recognized revenue of $6,713 from three companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of April 30, 2023.

During the six months ended April 30, 2022, the Company recognized revenue of approximately $31,150 from four companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company, and/or his wife. There was no accounts receivable balance due as of October 31, 2022.

Concentration Purchases and Accounts Payable

During the six months ended April 30, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $6,355,234. As of April 30, 2023, the Company had accounts payable to Bidi of $2,122,452 and Products valued at $3,646,738 were held in inventory. In addition, as of April 30, 2023, the Company had accrued freight in expense of $202,461. As of October 31, 2022, the Company did not have an accounts payable balance to Bidi.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Consequently, the Company has determined that no license fees are owed to Bidi as of April 30, 2023 and October 31, 2022.

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

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023, and October 31, 2022, other than the below:

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

The Company accrued $35,338 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended April 30, 2023. The Company accrued $33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results for the three months ended October 31, 2022.

Effective February 6, 2023, the Company and Futura, LLC (“Broker”) entered into an agreement for the sale of the Company’s BIDI vapor sticks to certain retail customers. The term of the agreement is one year, which shall automatically renew for successive terms of one year each, if only the minimum net sales required for each covered retail customer, as set forth in the sales broker agreement, is met. As compensation, the Company shall pay to the broker a 5% commission on all eligible products sold under the agreement.

Note 8 – Subsequent Events

On May 30, 2023 (the “Closing Date”), the Company and Kaival Labs entered into the GoFire APA with GoFire. Pursuant to the terms of the GoFire APA, the Company and Kaival Labs purchased certain intellectual property assets of GoFire consisting of various patents, patent applications and trademarks  (the “Purchased Assets”) in exchange for equity securities of the Company and certain contingent cash consideration . The Purchased Assets consist of 12 existing patents and 46 pending patents with novel technologies related to vaporization and inhalation technologies . The patents and patent applications cover the U.S. and several international territories. The Purchased Assets also include four registered and two pending trademarks. The Company has determined that the acquisition of the Purchased Assets does not constitute the acquisition of a “business” (as defined in Rule 11-01(d) of Regulation S-X).

Pursuant to the terms of the GoFire APA, the Company paid to GoFire, in addition to certain contingent cash consideration described below, consideration in the form of equity securities of the Company consisting of (i) an aggregate of 2,000,000 shares of Common Stock (the “APA Shares”); (ii) 900,000 shares of newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, (the “Series B Preferred Stock” and the shares of Common Stock underlying the Series B Preferred, the “Series B Conversion Shares”), the rights, preferences and terms of which are set forth in a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock  (the “Certificate of Designation”), and (iii) a common stock purchase warrant to purchase 2,000,000 shares of Common Stock (the “Warrant” and the shares of Common Stock underlying the Warrant, the “Warrant Shares”). As additional consideration for the Purchased Assets, any cannabis-specific (meaning cannabis, hemp or cannabinoid) royalties that are generated by Kaival Labs from or due to the Purchased Assets, from the Closing Date until January 1, 2027, will be subject to a contingent cash payment as described in the GoFire APA and subject to the terms of the GoFire APA.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then-outstanding shares of Series B Preferred Stock.

All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date; provided, however, that it is anticipated that the Company’s securities issued in consideration of the purchase of the Purchased Assets will be assigned by GoFire to a trust for the benefit of GoFire’s stockholders. It is anticipated that the agreement governing such trust would require the trust to hold the Company’s securities subject to such lock-up agreement.

Terms of the Series B Convertible Preferred Stock

The Series B Convertible Preferred  Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Convertible Preferred  Stock is redeemable at the option of the  Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Convertible Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights . Upon a liquidation and winding up of the Company, the holders of Series B Convertible Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though this price may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Convertible Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. No preemptive rights are granted to the holders of Series B Convertible Preferred Stock.

The Majority Holders have the ability to cause a voluntary conversion of the Series B Convertible Preferred Stock into Common Stock at a conversion rate of 8.3333 shares of Common Stock per share of Series B Convertible Preferred Stock. All shares of Series B Convertible Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Terms of the Warrant

The Warrant is exercisable for an aggregate of 2,000,000 Warrant Shares for a period of four (4) years from the Closing Date. The exercise price for the Warrant Shares is $3.00, $4.00, $5.00 and $6.00 per share, respectively, for each of four tranches of five hundred thousand (500,000) Warrant Shares. The exercise prices of the Warrant are subject to customary stock-based (but not price-based) adjustments upon the occurrence of stock splits and the like involving the Common Stock. The Warrant is exercisable on a cash basis only, except that the Warrant may be exercised on a “cashless basis” if at the time of exercise there is not an effective registration statement under the Securities Act of 1933, as amended covering the public resale of the Warrant Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the six months ended April 30, 2023 included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2022 contained in the 2022 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Capitalized terms used but not defined in this discussion have the meanings ascribed to them in the notes to the accompanying unaudited financial statements.

Overview

We are focused on growing and incubating innovative and profitable products into mature, dominant brands, with a current focus on the distribution of electronic nicotine delivery systems (“ENDS”), also known as “e-cigarettes.” Our business plan is to seek to diversify into distributing other nicotine and non-nicotine delivery system products (including those related to hemp-derived cannabidiol (known as CBD) products.

Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS as well as non-electronic nicotine delivery systems and related components (as more particularly set forth in the A&R Distribution Agreement, the “Products”) for sale and resale to both retail level customers and non-retail level customers. Currently, the Products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute Products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our Chief Science and Regulatory Officer and director and an indirect controlling stockholder of our company, owns Bidi.

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

GoFire Asset Acquisition

On May 30, 2023, we and Kaival Labs entered into the GoFire APA with GoFire. Pursuant to the terms of the GoFire APA, we purchased certain intellectual property assets of GoFire consisting of various patents and patent applications (the “Purchased Assets”) in exchange for equity securities of our company and certain contingent cash consideration . The Purchased Assets will be housed in Kaival Labs and consist of 12 existing and 46 pending patents with novel technologies related to vaporization and inhalation technologies.  The patents and patent applications cover the U.S. and several international territories. The Purchased Assets also include four registered and two pending trademarks. The goal of this acquisition is to diversify our product offerings and create near and longer term revenue opportunities in the form of potential licenses of the acquired technology and our development of new products based on the Purchased Assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the Purchased Assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurances can be given, however, that the Purchased Assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business

In September 2021, in connection with the Bidi’s Premarket Tobacco Product Application (“PMTA”) process for BIDI® Stick, the U.S. Food and Drug Administration’s (the “FDA”) effectively “banned” non-tobacco flavored ENDS by denying nearly all then-pending PMTAs for such products (including Bidi’s). Following the issuance of by the FDA of a related Marketing Denial Order (“MDO”) regarding these ENDS products, manufacturers were required to stop selling non-tobacco flavored ENDS products. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. §10.75 internal FDA supervisory review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a non-tobacco flavored ENDS product, and not strictly a menthol flavored product.

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

Dependence on Bidi and Nirajkumar Patel

We are wholly dependent on Bidi to supply the BIDI® Sticks to us for distribution. Accordingly, any supply or other issues that impact Bidi indirectly impact us and our ability to operate our business. Moreover, and while we are seeking to diversify our product offerings, the loss of our relationship with Bidi would substantially harm the viability of our business, which constitutes an on-going risk factor to our business.

Bidi is controlled by Nirajkumar Patel, our Chief Science and Regulatory Officer and a director of the Company. Moreover, Kaival Holdings, an entity controlled by Mr. Patel, is our majority stockholder. In addition, our corporate headquarters is leased to us by an affiliate of Mr. Patel. Therefore, Mr. Patel has the power and ability to control or influence our business.

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

Ability to Develop and Monetize the GoFire Intellectual Property

We purchased certain vaporizer and inhalation-related technology from GoFire in May 2023 with the goal of diversifying our business and lessening our dependence on BIDI Vapor. We do not expect that the acquired assets will generate immediate revenue for us, and while we believe this to be a transformative acquisition for us and we are already seeking to develop and monetize the acquired assets, we can give no assurances at this time that either (i) the patent applications we acquired will eventuate in issued patents or (ii) we will be able to enter into successful monetizing arrangements with respect to these assets.

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

Our Products (included in this context any products that we may develop from the GoFire Purchased Assets) are and will be heavily regulated by the FDA, which has broad regulatory powers. The market for ENDS products is subject to a great deal of uncertainty and is still evolving. ENDS products, having recently been introduced to market over the past 10 to 15 years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated, and characterized by a number of market participants. Rapid growth in the use of, and interest in, ENDS products is recent, and may not continue on a lasting basis. With respect to the GoFire Purchase Assets, the underlying technology touches on hemp/cannabis, nutraceutical and healthcare applications in addition to nicotine, all of which are heavily regulated by the FDA and other federal and state agencies. The demand and market acceptance for all of these products is subject to a high level of uncertainty. Therefore, we are subject to all the business risks associated with a new enterprise in an evolving market.

Some of our Product offerings through Bidi are subject to developing and unpredictable regulation. Our Products are sold through our distribution network and may be subject to uncertain and evolving federal, state, and local regulations, including hemp, non-THC cannabidiol (CBD) and other non-tobacco consumable products. Enforcement initiatives by those authorities are therefore unpredictable and impossible to anticipate. We anticipate that all levels of government, which have not already done so, are likely to seek in some way to regulate these products, but the type, timing, and impact of such regulations remains uncertain. With respect to CBD in particular, on January 26, 2023, the FDA announced that it would not initiate rulemaking to regulate CBD as a dietary food ingredient. Rather, after careful review, the FDA has concluded that a new regulatory pathway for CBD is needed and has further indicated that it is prepared to work with Congress to create a new regulatory pathway for CBD through legislation.

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

Ability to Meet Demand for our Products

We believe that the matters described under “FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business” have increased demand for our Products and has opened new distribution channels for us through which we can sell our Products. However, a sharp increase in demand for the Products will require us to use cash and/or obtain financing in order to purchase Products from Bidi for resale in the marketplace. As a result, we are faced with the risk that such cash or financing will not be available in sufficient amounts or on terms acceptable to us (or at all) to meet the market demand for the Products. Our inability to fulfill this demand will damage our reputation and could materially impact our ability to increase sales of the Products which, in turn, would adversely impact our results of operations.

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

Supply Chain

The spread of COVID-19 throughout the world as well as increasing tensions with China over the past several years and Russia’s February 2022 invasion of Ukraine  has created global economic uncertainty, which may cause partners, suppliers, and potential customers to closely monitor their costs and reduce activities. Any of the foregoing could materially adversely affect the supply chain for Bidi and our Products, and any supply chain distribution for the Products could have a materially adverse effect on our results of operations.

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

Change of Control

On February 6, 2019, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”), by and among us, GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), our then-controlling stockholder, and Kaival Holdings, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted common stock, representing approximately 88.06% of our then issued and outstanding shares of common stock, to Kaival Holdings, and Kaival Holdings paid GMRZ consideration in the amount set forth in the Share Purchase Agreement. The consummation of the transactions contemplated by the Share Purchase Agreement resulted in a change in control, with Kaival Holdings becoming our majority stockholder. Nirajkumar Patel and Eric Mosser members of Kaival Holdings, and Mr. Patel controls Kaival Holdings.

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

Other Potential Product Offerings

In addition to the BIDI® Stick, we anticipated launching distribution of the “BIDI® Pouch,” initially outside of the United States. The initial planned February 2021 roll-out of the BIDI® Pouch was delayed due to COVID-19 based manufacturing and supply chain constraints. Due to these complications, and in an effort to prevent future bottlenecks, Bidi decided to move manufacturing in-house. In 2021, Bidi modified the planned formulation of the BIDI® Pouch. The original BIDI® Pouch formulation (which never came to market) intended to utilize a tobacco-free (synthetic) nicotine formulation, along with natural fibers and a chew-base filler in six different flavors. However, production of the BIDI® Pouch was placed on hold domestically due to concerns about the safety of synthetic nicotine and the likelihood of the FDA enforcement of synthetic nicotine products either as unapproved drugs or unauthorized tobacco products. Subsequently, the Consolidated Appropriations Act of 2022, signed by President Biden on March 15, 2022, amended the definition of a “tobacco product” in the Food, Drug and Cosmetic Act and gave the FDA authority to regulate products containing nicotine from any source, including synthetic nicotine. The legislation also gave manufacturers of synthetic nicotine products 60 days to prepare and submit PMTAs by May 14, 2022. Synthetic nicotine products subject to timely submitted PMTAs were allowed to remain on the market without the threat of enforcement for another 60 days, until July 13, 2022. After July 13, 2022, all synthetic nicotine products, regardless of PMTA status, are illegal and subject to FDA enforcement (unless the product has been authorized and is subject to a PMTA Marketing Grant Order).

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

Assuming we launch a hemp CBD product, of which there can be no assurances, we intend that all CBD products will be produced and distributed strictly in compliance under the Agriculture Improvement Act of 2018 (known as the 2018 Farm Bill), which defines hemp as the plant cannabis sativa and any part of the plant with a delta-9 THC concentration of not more than 0.3 percent by dry weight. According to the 2018 Farm Bill, hemp-derived products can be offered for retail sale in many forms: smoke, pouch, tinctures, topicals, capsules, vape oil and gummies/edibles. We plan to utilize Bidi’s patented BIDI® Stick delivery mechanism in order to provide a similar, premium experience in the initial CBD product line. We expect our industrial-grade hemp CBD formula to provide greater bioavailability than many market peers, resulting in a better consumer experience in less usage. On January 26, 2023, the FDA announced that it would not initiate rulemaking to regulate CBD as a dietary food ingredient. Rather, after careful review, the FDA has concluded that a new regulatory pathway for CBD is needed that balances individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. The FDA further indicated that it is prepared to work with Congress on this matter.

In addition, in May 2023 we acquired 12 existing and 46 pending patents with novel technologies related to vaporization and inhalation technologies from GoFire and related trademarks and trademark applications.  As described above, we hope to generate revenue from this acquired intellectual property via licensing and product development activities . However, there can be no assurance that we will be able to implement this strategy.

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

In response to the above, our management assessed our plans to alleviate that doubt. We had positive working capital as of April 30, 2023, of $3,714,959. Management considered that the Company’s losses were due to various factors such as: (i) uncertainty surrounding the PMTA process with the FDA and (ii) the MDO that was issued to Bidi Vapor on its non-tobacco flavored ENDS products. However, the MDO was set aside and vacated by the 11th Circuit in August 2022, and the ability to appeal such decision has passed, thereby facilitating the continued sales of the non-tobacco flavored BIDI® Sticks for sale in the United States (pending the FDA’s review of the pending PMTAs and subject to FDA enforcement). Concurrently, the PMTA for the tobacco-flavored (Classic) BIDI® Sticks for sale in the United States continues to move through the PMTA scientific review phase (pending the FDA’s review of that PMTA). Management’s assessment included the preparation of cash flow forecasts which considered increases in revenues considering the favorable ruling obtained on the MDO as disclosed above.

We believe that our available cash and the cash to be provided by future operating activities (including anticipated sales of BIDI® Sticks and royalty revenue under the PMI License Agreement), should enable the Company to meet its estimated liquidity needs for the next 12 months after the date that the financial statements included within this Report are issued. We believe that the above factors alleviate the substantial doubt regarding our ability to continue as a going concern.

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

Liquidity and Capital Resources

We believe we have sufficient cash on hand as of the date of this Report to support our operations for at least 12 months. As of April 30, 2023, we had working capital of approximately $3.7 million and total cash of approximately $1.1 million.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, increased costs and our potential plan to redeem for cash the shares of our Series B Preferred Stock issued in connection with our GoFire asset purchase in May 2023. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. If these efforts are not successful, we will very likely need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of the FDA’s PMTA process and Bidi’s receipt of a MDO from the FDA, which has now been set aside and remanded by the 11th Circuit. At this time, we do foresee the likely need for further strategic financing for the next twelve months, given the financing we completed in September 2021  and our continual sales growth efforts and our operating cash results.

Cash Flows:

Cash flow used in operations was approximately $(2.6) million for the six months of fiscal year 2023, compared to $(4.6) million used in operations for the six months of fiscal year 2022. The decrease in cash flow used by operations for the six months of fiscal year 2023 compared to the six months of fiscal 2022 was primarily due to build up of planned inventory for anticipated sales, changes in related party accounts payable, and income tax receivable.

Cash flow used in investing activities of approximately $3,400 for the six months of fiscal year 2023, compared to no cash flow used in investing activities for the six months of fiscal year 2022. The cash used in investing activities for the six months of fiscal year 2023 consisted of cash used for the purchase of warehouse equipment.

The Company had no cash flow from financing activities for the six months of fiscal year 2023, compared to cash flow provided by financing activities of approximately $1.5 million for the six months of fiscal year 2022. The cash provided by financing activities for the six months of fiscal year of 2022 consisted of cash provided for the exercise of stock warrants.

Results of Operations

Three months ended April 30, 2023, compared to three months ended April 30, 2022

Revenues:

Revenues for the second quarter of fiscal year 2023 were approximately $3.0 million, compared to approximately $3.1 million in the same period of the prior fiscal year. Revenues were flat in the second quarter of 2023, primarily due to credits/discounts/rebates issued to customers. We do not anticipate this trend to continue as renewed distribution ramps up and sales of non-tobacco flavored BIDI® Sticks increase, and even more so now that the MDO has been vacated, which allows us to continue marketing and selling the Products, subject to the FDA’s enforcement discretion.

Cost of Revenue, Net and Gross Profit (Loss):

Gross (loss) profit in the second quarter of fiscal year 2023 was approximately ($0.1) million, or approximately (4.2%) of revenues, net, compared to approximately $0.4 million gross profit or approximately 12.7%, of revenues, net, for the second quarter of fiscal year 2022. Total cost of revenue, net was approximately $3.1 million, or approximately 104.2% of revenue, net for the second quarter of fiscal year 2023, compared to approximately $2.7 million, or approximately 87.3% of revenue, net for the second quarter of fiscal year 2022. The decrease in gross profit is primarily driven by the credits/discounts/rebates issued to customers, totaling approximately $1.4 million, during the second quarter of fiscal year 2023.

Operating Expenses:

Total operating expenses were approximately $3.8  million for the second quarter of fiscal year 2023, compared to approximately $5.4 million for the second quarter of fiscal year 2022. For the second quarter of fiscal year 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.7 million, stock option expense of approximately $1.4 million, professional fees of approximately $0.8 million, and all other general and administrative expenses of approximately $1.0  million. General and administrative expenses in the second quarter of fiscal year 2023 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the second quarter of fiscal year 2022, operating expenses were approximately $5.4 million, consisting primarily of advertising and promotion fees of approximately $0.8 million, stock option expense of 2.5 million, professional fees totaling approximately $0.2 million, and all other general and administrative expenses of approximately $1.9 million. General and administrative expenses consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the three months ended April 30, 2023, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($4.0) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($5.0) million for the three months ended April 30, 2022.

Net Loss:

As a result of the items noted above, the net loss for the second quarter of fiscal year 2023 was approximately $4.0 million, or $0.07 basic and diluted net loss per share, compared to a net loss of approximately $5.0 million, or $0.16 basic and diluted net loss per share, for the second quarter of fiscal year 2022. The decrease in the net loss for the second quarter of fiscal year 2023, as compared to the second quarter of fiscal year 2022, is primarily attributable to the increase revenues and decrease in customer credits/discounts/rebates, as noted above.

Six months ended April 30, 2023, compared to six months ended April 30, 2022

Revenues:

Revenues for the six months of fiscal year 2023 were approximately $5.5 million, compared to $6.0 million in the same period of the prior fiscal year.

Revenues decreased in the six months of fiscal year 2023 compared to fiscal year 2022, generally do to credits/discounts/rebates issued to customers. We do not anticipate this trend to continue as renewed distribution ramps up and sales of non-tobacco flavored BIDI® Sticks increase, and even more so now that the MDO has been vacated, which allows us to continue marketing and selling the Products, subject to the FDA’s enforcement discretion.

Cost of Revenue and Gross Profit (Loss):

Gross profit in the six months of fiscal year 2023 was approximately $0.4 million, compared to gross loss of approximately ($0.3) million for the six months of fiscal year 2022. Total cost of revenue was approximately $5.1 million for the six months of fiscal year 2023, compared to $6.2 million for the six months of fiscal year 2022. Therefore, the increase in gross profit of approximately $0.7 million for the six-month periods of fiscal years 2023 and 2022 is primarily driven by the decrease in overall sales of approximately $0.4 million   and the decrease in the cost of revenue, totaling approximately $1.1 million , resulting in an increase in gross profit of approximately $0.7 million during the six months ended April 30, 2023.

Operating Expenses:

Total operating expenses were approximately $7.4 million for the first six months of fiscal year 2023, compared to approximately $7.5 million for the first six months of fiscal year 2022. For the first six months of fiscal year 2023, operating expenses consisted of advertising and promotion fees of approximately $1.2 million, stock option expense of approximately $2.8 million, professional fees of approximately $1.4 million, and all other general and administrative expenses of approximately $2.0 million. General and administrative expenses in the second quarter of fiscal year 2023 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the first six months of fiscal year 2022, operating expenses were approximately $7.5 million, consisting primarily of advertising and promotion fees of approximately $1.4 million, stock option expense of $2.8 million, professional fees totaling approximately $1.4 million, and all other general and administrative expenses of approximately $1.9 million. General and administrative expenses consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the six months ended April 30, 2023, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($7.0) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($7.8) million for the six months ended April 30, 2022.

Net Income (Loss):

Net loss for the first six months of fiscal year 2023 was approximately $7.0 million, or $0.12 basic and diluted earnings per share, compared to net loss for the first six months of fiscal year 2022, which was approximately $7.8 million, or $0.25 basic and diluted earnings per share. The decrease in the net loss for the first six months of fiscal year 2023, as compared to the first six months of fiscal year 2022, is primarily attributable to the decreased revenues and the decrease in cost of sales.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2023 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report for the year ended October 31, 2022.

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

Under the supervision and with the participation of our management, including our President and Chief Operating Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Operating Officer and Interim Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2023. Some of those internal controls include multiple levels of review of the accounting and reporting procedures and processes, lack of proper segregation of duties, lack of sufficient and consistent real time remote communications, as well as certain accounting and reporting issues.

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

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended April 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. Other than as disclosed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, during the six months ended April 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, dated May 30, 2023*

4.1	Common Stock Purchase Warrant issued to GoFire, Inc on May 30, 2023*

10.1	Asset Purchase Agreement by and among Kaival Brands Innovations Group, Inc., Kaival Labs, Inc., and GoFire, Inc., dated May 30, 2023*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*filed herewith

+ Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to supplementally furnish to the staff of the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 14, 2023	A	/s/ Eric Mosser
Eric Mosser
President and Chief Operating Officer

Date: June 14, 2023	By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Financial Officer