Form 10-Q
period 2023-07-31
Kaival Brands Innovations Group, Inc.
filed 2023-09-19
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 15, 2023, there were 58,661,090 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.

We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to obtain from, and pay for, the products we distribute for Bidi;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (the “FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits;

●	our substantial reliance on QuikfillRx, LLC (now known as Kaival Marketing Services) to provide key sales, marketing and other support services to us;

●	our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments;

●	our relationships with, and reliance on, third distributors and brokers to arrange for sales of our products;

●	the scope of future FDA enforcement of regulations in the ENDS products generally;

●	the market perception of the products we distribute and related impacts on our reputation;

●	the FDA’s approach to the regulation and enforcement of synthetic nicotine and our competitors’ use of the substance in their products to avoid the PMTA requirements;

●	the impact of black-market goods on our business;

●	the demand for the products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our ability or plans to diversify our product offerings;

●	changes in government regulation or laws that affect our business; and

●	circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control such as the COVID-19 pandemic.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	July 31, 2023	October 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$1,003,212	$3,685,893
Accounts receivable, net	710,608	574,606
Other receivable - related party - current portion	1,136,452	1,539,486
Inventories	3,591,991	1,239,725
Prepaid expenses	172,601	426,407
Income tax receivable	—	1,607,302
Total current assets	6,614,864	9,073,419
Fixed assets, net	3,016	—
Intangible assets, net	11,664,909	—
Other receivable - related party - net of current portion	1,840,475	2,164,646
Right of use asset - operating lease	1,056,767	1,198,969
TOTAL ASSETS	$21,180,031	$12,437,034

LIABILITIES AND STOCKHOLDER EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,011	$40,023
Accounts payable - related party	2,308,373	—
Accrued expenses	540,516	1,099,157
Customer deposits	—	44,973
Customer refund due	618,403	—
Deferred revenue	—	235,274
Loans payable, net	483,078	—
Operating lease obligation - short term	179,861	166,051
Total current liabilities	4,255,242	1,585,478

LONG TERM LIABILITIES:

Operating lease obligation, net of current portion	914,761	1,050,776

TOTAL LIABILITIES	5,170,003	2,636,254

STOCKHOLDERS' EQUITY:

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of July 31, 2023, and October 31, 2022, respectively)	—	—
Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 and none issued and outstanding as of July 31, 2023, and October 31, 2022, respectively)	900	—

Common stock
($.001 par value, 1,000,000,000 shares authorized, 58,261,090 and 56,169,090 shares issued and outstanding as of July 31, 2023, and October 31, 2022, respectively)	58,261	56,169

Additional paid-in capital	44,339,243	29,375,787

Accumulated deficit	(28,388,376)	(19,631,176)
Total Stockholders' Equity	16,010,028	9,800,780
TOTAL LIABILITIES & EQUITY	$21,180,031	$12,437,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2023	2022	2023	2022
Revenues
Revenues, net	$3,228,099	$3,854,012	$8,710,591	$9,788,368
Revenues - related party	1,165	29,319	7,878	60,469
Royalty revenue	385,685	—	491,257	—
Excise tax on products	(31,356)	(36,070)	(79,913)	(99,669)
Total revenues, net	3,583,593	3,847,261	9,129,813	9,749,168

Cost of revenues
Cost of revenue - related party	2,282,601	3,365,010	7,414,053	9,477,060
Cost of revenue - other	—	40,186	—	133,283
Total cost of revenue	2,282,601	3,405,196	7,414,053	9,610,343

Gross profit	1,300,992	442,065	1,715,760	138,825

Operating expenses
Advertising and promotion	577,991	657,561	1,827,033	2,011,131
General and administrative expenses	2,376,057	3,641,495	8,510,792	9,784,616
Total operating expenses	2,954,048	4,299,056	10,337,825	11,795,747

Other income (expense)
Interest expense, net	(147,087)	—	(135,135)	—
Total other expense	(147,087)	—	(135,135)	—

Loss before income taxes provision	(1,800,143)	(3,856,991)	(8,757,200)	(11,656,922)

Provision for income taxes	—	—	—	5,807

Net loss	(1,800,143)	(3,856,991)	(8,757,200)	(11,651,115)
Preferred stock dividends	(45,000)	—	(45,000)	—
Net loss attributable to common shareholders	$(1,845,143)	$(3,856,991)	$(8,802,200)	$(11,651,115)

Net loss per common share - basic and diluted	$(0.03)	$(0.09)	$(0.16)	$(0.34)

Weighted average number of common shares outstanding - basic and diluted	57,578,916	41,493,644	56,645,943	34,259,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2023

(Unaudited)

	Convertible Preferred Shares	Par Value Convertible Preferred Shares	Convertible Preferred Shares	Par Value Convertible Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
	(Series A)	(Series A)	(Series B)	(Series B)

Balances, October 31, 2022	—	$—	—	$—	56,169,090	$56,169	$29,375,787	$(19,631,176)	$9,800,780
Stock option expense	—	—	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	—	—	(2,994,909)	(2,994,909)
Balances, January 31, 2023	—	—	—	—	56,169,090	56,169	30,811,574	(22,626,085)	8,241,658
Stock option expense	—	—	—	—	—	—	1,352,938	—	1,352,938
Net loss	—	—	—	—	—	—	—	(3,962,148)	(3,962,148)
Balances, April 30, 2023	—	—	—	—	56,169,090	56,169	32,164,512	(26,588,233)	5,632,448
Common shares issued for acquisition of intangible assets	—	—	—	—	2,000,000	2,000	1,117,800	—	1,119,800
Series B preferred shares issued for acquisition of intangible assets	—	—	900,000	900	—	—	9,047,080	—	9,047,980
Stock warrants issued for acquisition of intangible assets	—	—	—	—	—	—	1,264,396	—	1,264,396
Common shares issued for services	—	—	—	—	92,000	92	51,418	—	51,510
Stock option expense	—	—	—	—	—	—	597,221	—	597,221
Stock warrant expense	—	—	—	—	—	—	141,816	—	141,816
Preferred stock dividend	—	—	—	—	—	—	(45,000)	—	(45,000)
Net loss	—	—	—	—	—	—	—	(1,800,143)	(1,800,143)
Balances, July 31, 2023	—	$—	900,000	$900	58,261,090	$58,261	$44,339,243	$(28,388,376)	$16,010,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2022

(Unaudited)

		Par Value
	Convertible Preferred Shares	Convertible Preferred Shares	Common	Par Value Common	Additional Paid-in	Accumulated
	(Series A)	(Series A)	Shares	Shares	Capital	Deficit	Total

Balances, October 31, 2021	3,000,000	$3,000	30,195,312	$30,195	$21,551,959	$(5,260,841)	$16,324,313
Stock issued for services – RSUs	—	—	61,250	61	110,189	—	110,250
Common shares settled and cancelled	—	—	(19,866)	(20)	(35,739)	—	(35,759)
Stock option expense	—	—	—	—	309,700	—	309,700
Net loss	—	—	—	—	—	(2,781,964)	(2,781,964)
Balances, January 31, 2022	3,000,000	$3,000	30,236,696	$30,236	$21,936,109	$(8,042,805)	$13,926,540
Stock issued for services – RSUs	—	—	80,166	80	80,086	—	80,166
Common shares settled and cancelled	—	—	(24,058)	(24)	(24,034)	—	(24,058)
Exercise of common stock warrants	—	—	873,286	874	1,565,316	—	1,566,190
Stock option expense	—	—	—	—	2,616,192	—	2,616,192
Net loss	—	—	—	—	—	(5,012,160)	(5,012,160)
Balances, April 30, 2022	3,000,000	$3,000	31,166,090	$31,166	$26,173,669	$(13,054,965)	$13,152,870
Exercise of common stock warrants	—	—	3,000	3	5,697	—	5,700
Converted Series A preferred stock to common Shares	(3,000,000)	(3,000)	25,000,000	25,000	(22,000)	—	—
Stock option expenses	—	—	—	—	1,928,421	—	1,928,421
Net loss	—	—	—	—	—	(3,856,991)	(3,856,991)
Balances, July 31, 2022	—	$—	56,169,090	$56,169	$28,085,787	$(16,911,956)	$11,230,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2023	July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,757,200)	$(11,651,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	190,416
Stock options expense	3,385,946	4,854,313
Stock warrants expense	141,816	—
Depreciation and amortization	131,530	—
Bad debt expense	4,622	—
ROU operating lease expense	142,202	86,385
Write-off of inventory	105,057	—
Changes in current assets and liabilities:
Accounts receivable	(140,624)	536,888
Other receivable - related party	727,205	—
Prepaid expenses	253,806	(143,773)
Inventory	(2,457,323)	9,477,060
Inventory deposit - related party	—	2,925,000
Income tax receivable	1,607,302	—
Accounts payable	84,988	(89,507)
Accounts payable - related party	2,308,373	(11,877,527)
Accrued expenses	(603,641)	(34,856)
Deferred revenue	(235,274)	—
Customer deposits	(44,973)	143,620
Customer refunds due	618,403	(316,800)
Right of use liabilities - operating lease	(122,205)	(79,288)
Net cash used in operating activities	(2,849,990)	(5,979,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(3,480)	—
Transaction acquisition costs	(312,289)	—
Net cash used in investing activities	(315,769)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Stock warrant exercises	—	1,571,890
Settled RSU shares with cash	—	(59,817)
Proceeds from loans payable, net	751,030	—
Payments on loans payable	(267,952)	—
Net cash provided by financing activities	483,078	1,512,073

Net change in cash and restricted cash	$(2,682,681)	$(4,467,111)
Beginning cash and restricted cash balance	3,685,893	7,825,235
Ending cash and restricted cash balance	$1,003,212	$3,358,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$135,135	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Common shares issued for acquisition intangible assets	$1,119,800	$—
Common shares issued for services-transaction cost	$51,510	$—
Series B preferred stock shares issued for acquisition intangible assets	$9,047,980	$—
Stock warrants issued for acquisition intangible assets	$1,264,396	$—
Preferred stock dividends	$45,000	$—
Conversion of Series A Preferred Stock to Common Stock Shares	$—	$25,000
ROU asset and operating lease obligation recognized under Topic 842.	$—	$1,276,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

 Notes to Unaudited Consolidated Financial Statements

Note 1 – Organization and Description of Business

Kaival Brands Innovations Group, Inc. (the “Company,” the “Registrant,” “we,” “us,” “our” or similar terminology), formerly known as Quick Start Holdings, Inc., was incorporated on September 4, 2018, in the State of Delaware. Unless the context specifically requires otherwise, the terms “Company,” “we,” “us,” “our” or similar terminology refer to Kaival Brands Innovations Group, Inc. and its consolidated subsidiaries.

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

On August 31, 2020, the Company formed Kaival Labs, Inc., a Delaware corporation (“Kaival Labs”), as a wholly owned subsidiary of the Company, for the purpose of developing Company-branded and white-label products and services. The Company has not yet launched any Kaival-branded products, nor has it begun to provide white label wholesale solutions for other product manufacturers. The Company may also utilize Kaival Labs to acquire or license complimentary businesses or assets. On May 30, 2023 , the Company and Kaival Labs entered into an Asset Purchase Agreement (the “GoFire APA”) with GoFire, Inc. (“GoFire”) to purchase certain vaporizer and inhalation-related intellectual property assets of GoFire in exchange for equity securities of the Company and contingent cash consideration. For a detailed description of this asset acquisition, please refer to “Note 4– Intangible Assets” below.

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

During the Company’s fiscal year 2021 and the beginning of fiscal 2022, the Company was indirectly impacted by supply chain issues and regulatory oversight arising out of COVID-19. The Company believes that many retailers and distributers relaxed their ENDS compliance standards as an indirect result of COVID-19 for two reasons: (i) government enforcement of regulations was very limited due to imposed social restrictions, resulting in less in-person monitor enforcement by government officials and (ii) retail stores experienced light foot traffic from customers due to COVID-19 restrictions and fears, which resulted in relaxed compliance in an effort to generate additional revenue. While the impact of COVID-19 decreased during the Company’s fiscal 2022 year and the first, second and third quarters of its fiscal 2023 year, outbreaks of COVID-19 or its variants, either locally, nationally or globally, as well as related supply chain issues, could adversely impact the Company’s business. During the Company’s fourth fiscal quarter, new variants of COVID-19 have emerged, but the impact on the Company’s sales activity is presently unknown and uncertain.

Impact of the FDA PMTA Decision and Subsequent Court Actions

As of August 2023, the FDA announced that it has acted on over 99% of 26 million PMTAs it has received thus far, and issued Refuse or Accept letters and Refuse to File letters for the vast majority of these applications. For the very small percentage of applications that have made it through the acceptance and filing stages into scientific review, FDA has issued Marketing Denial Orders (“MDOs”) for more than 1,167,000 non-tobacco flavored ENDS products, while issuing zero marketing authorizations for such products. To date, only 23 tobacco products, including ENDS and ENDS components, have received marketing authorization from FDA, all of which are tobacco-flavored .

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

On August 23, 2022, the 11th Circuit set aside the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s back to the FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because the FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

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

The FDA did not appeal the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022 decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. Accordingly, the 11th Circuit’s decision is now final, and the Company anticipates continuing to be able to market and sell the  non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick.

On March 20, 2023 Bidi received its anticipated deficiency letter for the Classic BIDI® Stick PMTA, outlining FDA’s remaining scientific questions, and provided a response on June 18, 2023.

Risks and Uncertainties Regarding FDA Regulation

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to the FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTAs, the Company views the risk of FDA enforcement against Bidi as low. The Company believes that the FDA is moving forward with a review of Bidi’s PMTA on remand, as directed by the 11th Circuit.

Moreover, the Company believes that Bidi’s application is particularly comprehensive, and now includes, among other things, a randomized, crossover, clinical study to assess nicotine pharmacokinetics and subjective effects of the BIDI® Stick, several behavioral, perception and intention studies, as well as a nationally-representative population prevalence study. A complete scientific review of the PMTA would require the FDA to review all this information before making an APPH determination, and while the FDA could narrowly interpret the 11th Circuit’s ruling as an order to review only Bidi’s marketing and sales-access restrictions plans, the 11th Circuit’s opinion, in the Company’s view, makes clear that all “relevant evidence” in an application must be considered. For applications that are in scientific review, the FDA typically issues a deficiency letter identifying its questions before making a marketing authorization decision and gives the applicant at least 90 days to respond. This further solidifies the Company’s belief that the scientific review of Bidi’s non-tobacco flavored applications could take 1-2 years or longer. However, the Company cannot provide any assurances as to the timing or outcome.

Based on public statements by the FDA, the Company has reason to believe that a decision of the FDA regarding the BIDI® Stick PMTA could be rendered by December 31, 2023. However, there is a risk that this timing will not be achieved and a further risk that BIDI® Stick PMTA will be decided in a manner adverse to the Company. Therefore, the Company cannot provide any assurances as to the timing or outcome of the FDA’s review of the BIDI® Stick PMTA.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents or restricted cash as of July 31, 2023, and October 31, 2022.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $473,650 and $2,912,793 on July 31, 2023, and October 31, 2022, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of July 31, 2023, and October 31, 2022, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of July 31, 2023, and October 31, 2022, the inventories only consisted of finished goods and were located in three locations: the Company’s main warehouse located in Florida and two customer warehouses whose service agreements are on a consignment basis with the Company. Based upon fiscal year 2022 inventory management procedures, as well as those inventory management procedures performed during the fiscal quarter ended July 31, 2023, and their results for both periods of time, the Company has determined that no allowance for inventory was required as of July 31, 2023 and October 31, 2022.

Intangible Assets

Intangible assets include patents and technology. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic useful life   used of 15 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with FASB ASC Topic 360, "Property, Plant, and Equipment." The recoverability test of finite-lived assets is based on forecasts of undiscounted cash flows for each asset group. The recoverability test for finite-lived assets relies on cash flow models which include assumptions regarding revenue growth rates, projected earnings (excluding interest and taxes), technology expenses, capital expenditures, discount rates and terminal growth rates.

The estimated useful lives of intangible assets are based on many factors including assumptions regarding the effects of obsolescence, demand, competition and other economic factors, and expectations regarding the future use of the asset. The assumptions used to determine the estimated useful lives could change due to numerous factors including product demand, market conditions, technological developments, economic conditions and competition. As of July 31, 2023, and October 31, 2022, the outstanding balance for intangible assets was $11,664,909 and none, respectively.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of July 31, 2023, and October 31, 2022, the Company had $0 and $44,973 in deposits from customers, respectively, which is included with the Company’s current liabilities. As of July 31, 2023, and October 31, 2022, the Company had $0 and $235,274 in deferred income from PMI guaranteed royalty revenue prepayments, respectively, which is included with the Company’s current liabilities.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of July 31, 2023, and October 31, 2022, the Company had customer refunds due in the amounts of $618,403 and $0, respectively.

Products Revenue

The Company generates products revenue from the sale of the Products (as defined above) to non-retail customers. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the Products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. The Company determined that a customer obtains control of the Product upon shipment when title of such product and risk of loss transfer to the customer. However, when the Company enters a consignment agreement with a new customer, once it ships and delivers the requested amount of ordered Products to its distribution center for its retail sales locations, the Company retains ownership of the delivered Products until they are delivered to the actual retail stores (as opposed to the Company’s consignment customer). The Company’s shipping and handling costs are fulfillment costs, and such amounts are classified as part of general and administrative. The Company offers credit sales arrangements to non-retail (or wholesale) customers and monitors the collectability of each credit sale routinely.

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

In consideration for the grant of the licensed rights, PMPSA agreed to pay to KBI a royalty equal to a percentage of the base price of the first sale of each unit of Product manufactured. In addition, before the launch of the first product in a market and each anniversary of such launch, PMPSA agrees to pre-pay to KBI a guaranteed minimum royalty based on the estimated royalties payable by PMPSA to KBI in relation to all markets in the twelve (12)-month period following the first launch or each successive anniversary of the first launch, subject to an aggregate maximum guaranteed royalty payment for all markets for each applicable twelve (12)-month period. PMPSA may require modification of certain products to be sold under the PMI Licensing Agreement to be modified for a PMI Market. Pursuant to the PMI Licensing Agreement, PMPSA has absolute discretion over sales, marketing, product branding and packaging pertaining to sales in the PMI Markets, as well as the right to select the specific PMI Markets in which to launch commercialization and determine what product types are to be promoted in each market, subject to sales and marketing plans and annual business plans set by PMPSA and certain expansion criteria agreed between PMPSA and KBI. Royalty revenue earned from the PMI License Agreement is recognized in the period the sales of the Product manufactured occurs. As of July 31, 2023, there is an outstanding balance of $255,983 which is included in accounts receivable.

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

On August 12, 2023, the Company executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which has an effective date of June 30, 2023), the following material changes have been made to the PMI License Agreement:

1. Royalty Rate. The royalty paid by PMPSA to KBI will no longer be based on sales price of the Product being sold, but rather on the volume of liquid contained within Product being sold. The royalty will be on a sliding scale of between $0.08 to $0.10 per sale based on the volume of liquid contained in the Product, increasing to between $0.10 to $0.20 per sale upon meeting certain sales milestones. For purposes of determining aggregate sales threshold, all sales undertaken since commencement of the PMI Licensing Agreement will be counted.

2. Elimination of Certain Potential Royalty Adjustments. Certain potential adjustments to the royalties receivable by KBI as provided for in the PMI License Agreement have been eliminated.

3. Guaranteed Royalty. The guaranteed royalty payment owed to KBI under the PMI License Agreement has been eliminated. Instead, royalties will be paid on a quarterly basis going-forward based on actual sales. Any unpaid guaranteed royalty has been cancelled.

4. Insurance Tail Requirements. KBI’s requirement to keep certain tail insurance after the expiration or termination of the PMI Licensing Agreement was reduced from 6 years to 2 years.

5. Markets. The identification of the PMI Markets that PMI may enter has been expanded to cover certain additional territories.

6. Net Reconciliation Payment to KBI. As a result of the changes to the PMI License Agreement described in paragraphs 1 thought 3 above, the value of such changes was calculated and reconciled as of the date of commencement of the PMI Licensing Agreement through June 30, 2023. On September 8, 2023, the Company received both the Net Reconciliation Payment from PMPSA of $134,981 pursuant to this provision, and also received a royalty payment earned from July 1, 2023 through July 31, 2023, in the amount of $121,000.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. While PMPSA announced the launch of a product (now called VEEV NOW) under the PMI License Agreement in March 2023  , the Company has determined that no adjusted earned royalty payments are owed to Bidi as of July 31, 2023.

Concentration of Revenues and Accounts Receivable

For the nine months ended July 31, 2023, (i) 17% or $1,453,780 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC, (ii) 15% or $1,270,841 of the revenue from the sale of the Products was generated from C Store Master, (iii) approximately 14% or $1,169,310 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from FAVS Business, and (iv) approximately 12% or $1,055,965 of the revenue from the sales of Products was generated from QuikTrip Corporation.

For the nine months ended July 31, 2022, approximately 37%, or $3,628,691, of the revenue from the sale of Products was generated from Favs Business, and approximately 14%, or $1,399,106, of the revenue from the sale of Products was generated from The H.T. Hackney Company.

QuikTrip Corporation, with an outstanding balance of $139,981, C Store Master, with an outstanding balance of $134,740, H.T. Hackney Co., with an outstanding balance of $101,633, and Coremark, with an outstanding balance of $47,467, accounted for 31%, 30%, 22%, and 10% of the total accounts receivable from customers, respectively, as of July 31, 2023. Favs Business and QuikTrip Corporation accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potential common stock equivalents.

Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding plus common share equivalents from conversion of dilutive stock options and warrants using the treasury method and preferred stock using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, inventory, accounts payable, loans payable and accrued expenses. As of July 31, 2023, and October 31, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplified the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplified the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revised the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revised the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 was effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted. The Company has elected to early adopt ASU 2020-06 effective beginning November 1, 2022. There was no impact on the consolidated financial statements as a result of adopting this standard.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements. However, In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This is not effective for the Company until November 1, 2023.

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flow from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income to improve cash flow from operations.

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

Note 4 –Acquisition of GoFire Assets

On May 30, 2023 (the “Closing Date”), the Company and Kaival Labs entered into the GoFire APA with GoFire to purchase certain intellectual property assets of GoFire consisting of various patents concerning electronic vaporizers and related technologies (the “Purchased Assets”) in exchange for equity securities of the Company and certain contingent cash consideration. The Company participated in this transaction with the intent to diversify its product offerings and create both near and long-term revenue opportunities. The Purchased Assets consist of 12 existing and 46 pending patents with novel technologies related to vaporization and inhalation.

Pursuant to the terms of the GoFire APA, the Company paid to GoFire, in addition to certain contingent cash consideration described below, consideration in the form of equity securities of the Company consisting of (i) an aggregate of 2,000,000 shares of Common Stock (the “APA Shares”); (ii) 900,000 shares of newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, (the “Series B Preferred Stock” and the shares of Common Stock underlying the Series B Preferred, the “Series B Conversion Shares”), the rights, preferences and terms of which are set forth in a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”), and (iii) a common stock purchase warrant to purchase 2,000,000 shares of Common Stock (the “Warrant” and the shares of Common Stock underlying the Warrant, the “Warrant Shares”). As additional consideration for the Purchased Assets, any cannabis-specific (meaning cannabis, hemp or cannabinoid) royalties that are generated by Kaival Labs from or due to the Purchased Assets, from the Closing Date until January 1, 2027, will be subject to a contingent cash payment (“CCP”). Prior to the earlier of: (i) the Company achieving less than or equal to $15,000,000 in aggregate gross cannabis-specific royalties from any Kaival Labs licensing agreements, and (ii) January 1, 2027, the Company shall pay GoFire a CCP equal to 50% of the aggregate gross cannabis-specific royalties generated by the Purchased Assets. After the earlier of: (i) the Company achieving greater than $15,000,000 in aggregate gross cannabis-specific royalties, and (ii) January 1, 2027, the Company shall pay GoFire a CCP equal to 10% of the aggregate gross cannabis-specific royalties generated by the Purchased Assets until January 1, 2027. Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then-outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date.

The Company has determined that the acquisition of the Purchased Assets constitutes an asset acquisition and has recorded the assets under a cost accumulation model.   Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transferred to the seller, as well as direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. The cost of acquisition does not include any contingent consideration related to contingent cash payments as those obligations are contingent in future amount of royalties and will be recognized when the contingency is resolved, and the consideration is paid or becomes payable. Goodwill is not recognized in an asset acquisition. The Purchased Assets have been recorded at a cost of $11,795,975, and are included in Intangible Assets in the consolidated balance sheet.

The consideration paid for the GoFire APA was as follows (see Note 5):

Schedule of consideration paid
Common Stock	$1,119,800
Series B Preferred Stock	9,047,980
Common Stock Warrants	1,059,523
Transaction Costs	568,672
Total consideration	$11,795,975

The fair value of the common stock is based on the publicly-traded share price as of the acquisition date, and represents a Level 1 measurement.

The fair value of the Series B Preferred Stock and Common Stock Warrants were determined using the Black-Scholes Option Pricing model. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

Note 5   – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire APA. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $131,066 as of July 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 14.9 years.

The Company recognized amortization expense of $131,066 for the three months and nine months ended July 31, 2023. Amortization expense is included under general and administrative expenses in the consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

2023 (remaining three months)	$196,600
2024	786,398
2025	786,398
2026	786,398
2027	786,398
Thereafter	8,322,717
Total	$11,664,909

Note 6 – Loans Payable

On May 9, 2023, the Company entered into two loan agreements which are collateralized by all assets of the Company until the loans are repaid in full and subject to interest rates of 15% and 25%. As illustrated in the following table, under the terms of these agreements, the Company received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the lenders at the disclosed weekly payment rate. The Company’s Chief Executive Officer personally guarantees the performance of these loans.

The Company has accounted for these agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

The following table shows our loan agreements as of July 31, 2023, and there were none as of October 31, 2022:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
May 9, 2023	$400,000	$580,000	$228,264	Weekly	20,714	$14,593
May 9, 2023	400,000	580,000	254,814	Weekly	20,714	16,615
	$800,000	$1,160,000	483,078			$31,208

Note 7 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, as of July 31, 2023, and October 31, 2022. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

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

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. The Company must pay Just Pick base rent equal to $17,776.67 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,665.50 in the second year, $19,554.33 in the third year, $20,443.17 in the fourth year, $22,220.83 in the fifth year, $23,998.50 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The Company had $142,202 and $86,385 in operating lease expense for the nine months ended July 31, 2023, and July 31, 2022, respectively.

Cash flow information related to leases was as follows:

	July 31, 2023	July 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(142,202)	$(86,385)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets as of July 31, 2023, and October 31, 2022:

Lease Position	July 31, 2023	October 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,056,767	$1,198,969
Right of use liability operating lease current portion	$179,861	$166,051
Right of use liability operating lease long term	914,761	1,050,776
Total operating lease liabilities	$1,094,622	$1,216,827

The following table provides the maturities of lease liabilities at July 31, 2023:

Operating Leases
Maturity of Lease Liabilities on July 31, 2023
2023	$55,997
2024	228,134
2025	238,800
2026	253,614
2027 and thereafter	450,934
Total future undiscounted lease payments	$1,227,479
Less: Interest	(132,857)
Present value of lease liabilities	$1,094,622

At July 31, 2023, the Company had no additional leases which had not yet commenced.

Note 8 – Stockholders’ Equity

Common Stock

During the nine months ended July 31, 2023, the Company issued 2,000,000 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Company also issued 92,000 shares of Common Stock as compensation for advisory services rendered in connection with the GoFire APA.

Series A Preferred Stock

Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 8.33 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 8.33, equaled 25,000,000 shares of Common Stock.

Series B Convertible Preferred   Stock

The Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 8.3333 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18 month, 24 month, 36, month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 number of shares of Series B Preferred Stock on each of the these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Stock Options

Summary of stock options information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	3,202,265	8,921,419	1.03-28.68	2.79
Granted	5,325,000	4,754,250	0.61-0.99	0.89
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(75,000)	(154,500)	2.06	2.06
Outstanding, July 31, 2023	8,452,265	$13,521,169	$0.61-28.68	$1.60
Exercisable, July 31, 2023	3,777,265	$9,041,544	$0.99-28.68	$2.39

During the nine months ended July 31, 2023, and 2022, the Company recognized $3,385,946 and $4,854,313, respectively of stock option expense related to outstanding stock options. As of July 31, 2023, the Company had $3,086,204 of unrecognized expenses related to outstanding stock options. The weighted average remaining contractual life is approximately 9.17 years for stock options outstanding as of   July 31, 2023. The aggregate intrinsic value of these outstanding options as of July 31, 2023, was $0. Compensation expense related to performance-based options is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

On November 9, 2022, non-qualified stock options exercisable for up to 250,000 shares of Common Stock were awarded to one supplier of the Company. These stock options have an exercise price of $0.99 and a ten-year term from the grant date, with the shares fully vested on the issue date. The fair value of the options on the grant date was $246,747 using a Black-Scholes option pricing model with the following assumptions: stock price $0.9869 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%.

On November 9, 2022, non-qualified stock options exercisable for up to 3,000,000 shares of Common Stock were awarded to one supplier of the Company. These stock options have an exercise price of $0.99 and a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years. The fair value of the options on the grant date was $2,960,968 using a Black-Scholes option pricing model with the following assumptions: stock price $0.9869 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%. Management determined the performance conditions were deemed probable on the grant date.

On February 6, 2023, non-qualified stock options exercisable for up to 150,000 shares of Common Stock were awarded to five employees of the Company. These stock options have an exercise price of $0.73 and a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $109,499 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 1,000,000 shares of Common Stock were awarded to two senior executives of the Company. These stock options have an exercise price of $0.73 and a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $729,988 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 375,000 shares of Common Stock were awarded to three independent board members of the Company. These stock options have an exercise price of $0.73 and a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $273,747 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 200,000 shares of Common Stock were awarded to one consultant acting as a sales broker for the Company. These stock options have an exercise price of $0.73 and a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue targets up to $100,000,000 in total net revenues over time to be generated from certain customers as listed in the sales broker agreement. The fair value of the options on the grant date was $145,998 using a Black-Scholes option pricing model with the following assumptions: stock price $0.73 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%. Management determined the performance conditions were deemed not probable and as such no expense was recognized on these awards for the period ended July 31, 2023.

On March 3, 2023, non-qualified stock options exercisable for up to 50,000 shares of Common Stock were awarded to one interim senior executive of the Company. These stock options have an exercise price of $0.61 and a ten-year term from the grant date, with the shares fully vesting on June 30, 2023. The fair value of the options on the grant date was $30,650 using a Black-Scholes option pricing model with the following assumptions: stock price $0.61 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.91%, expected term of 10 years, and a risk-free interest rate of 3.97%.

On March 19, 2023, non-qualified stock options exercisable for up to 250,000 shares of Common Stock were awarded to two independent board members of the Company. These stock options have an exercise price of $0.87 and a ten-year term from the grant date, with the shares fully vesting on March 19, 2024. The fair value of the options on the grant date was $217,498 using a Black-Scholes option pricing model with the following assumptions: stock price $0.87 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.15%, expected term of 10 years, and a risk-free interest rate of 3.47%.

On July 8, 2023, incentive stock options exercisable for up to 50,000 shares of Common Stock were awarded to one employee of the Company. These stock options have an exercise price of $0.79 and a ten-year term from the grant date, with the shares fully vesting on July 8, 2027. The fair value of the options on the grant date was $39,409 using a Black-Scholes option pricing model with the following assumptions: stock price $0.79 per share (based on the quoted trading price on the date of grant), a computed volatility of 280.34%, expected term of 10 years, and a risk-free interest rate of 4.01%.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2022	2,318,317	4,404,802	1.90	1.90
Granted	2,608,000	9,432,800	0.70 - 6.00	3.62
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, July 31, 2023	4,926,317	$13,837,602	$0.70 - 6.00	$2.81
Exercisable, July 31, 2023	4,926,317	$13,837,602	$0.70 - 6.00	$2.81

The weighted average remaining contractual life is approximately 3.64 years for Common Stock warrants outstanding as of July 31, 2023. As of July 31, 2023, there was no intrinsic value of outstanding stock warrants.

The Company issued a common stock purchase warrant to purchase an aggregate of 2,000,000 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Warrant is exercisable for a period of four (4) years from the Closing Date. The exercise price for the Warrant Shares is $3.00, $4.00, $5.00 and $6.00 per share, respectively, for each of four tranches of 500,000 Warrant Shares. The exercise prices of the Warrant are subject to customary stock-based (but not price-based) adjustments upon the occurrence of stock splits and the like involving the Common Stock. The Warrant is exercisable on a cash basis only, except that the Warrant may be exercised on a “cashless basis” if at the time of exercise there is not an effective registration statement under the Securities Act of 1933, as amended covering the public resale of the Warrant Shares.

The Company issued a common stock purchase warrant to purchase an aggregate of 368,000 shares of Common Stock as compensation for advisory services rendered directly related to the GoFire APA. The warrant is exercisable for a period of five (5) years from the Closing Date. The exercise price for the warrant shares is $0.70 per share. The warrant is non-exercisable or transferrable for six months after the date of the closing of APA other than as permitted by FINRA Rule 5110. The warrant may be exercised as to all or a lesser number of shares of Common Stock for a period of five (5) years after the Closing Date. The Company determined the fair value of the warrant as of the acquisition date and included it as part of the asset acquisition cost (see Note 4).

The Company entered into a financial advisor and placement agent agreement in April 2023 with an advisor. As part of the consideration for the advisor’s services, the Company will issue warrants to purchase an aggregate of 360,000 shares of Common Stock at an exercise price of $0.73 per share and a term of 5 years. During the twelve (12) month engagement period, the Company will grant the advisor warrants to purchase 30,000 shares of Common Stock each month. The Company issued the first six (6) months of warrants to purchase 180,000 shares of common stock upon the execution of the agreement and will issue monthly warrants each month at a rate of 30,000 warrants per month until 360,000 warrants have been issued in aggregate. For the three months ended July 31, 2023, the Company issued warrants to purchase a total of 240,000 shares of Common Stock. For the three months ended July 31, 2023, the Company recognized stock warrant expense of $141,816.

The Company determined the fair value of the warrants using the Black-Scholes option-pricing model with the following assumptions :

Expected term (years)	5
Expected volatility	243.20% - 247.90%
Risk-free interest rate	3.81% - 4.18%

The expected term represents the contractual term of the warrant. The expected volatility was based on the Company’s observed equity volatility over the period matching the term of the warrant. The assumed discount rate was the risk-free rate based on the rate of treasury securities with the same or similar term as warrant.

Note 9 – Related-Party Transactions

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

As of July 31, 2023 and October 31, 2022, the Company has a related-party receivable balance due from Bidi of $2,976,927 and $3,704,132, respectively. The receivable balance will be realized though Bidi applying 5% credits on all future orders of product purchased until the entire balance is extinguished.

Revenue and Accounts Receivable

During the nine months ended July 31, 2023, the Company recognized revenue of $7,878 from three companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of July 31, 2023.

During the nine months ended July 31, 2022, the Company recognized revenue of approximately $60,469 from five companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer of the Company, and/or his wife. There was no accounts receivable balance due as of July 31, 2022.

Concentration Purchases and Accounts Payable

During the nine months ended July 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $8,764,380. As of July 31, 2023, the Company had accounts payable to Bidi of $2,308,373 and Products valued at $3,591,991 were held in inventory. In addition, as of July 31, 2023, the Company had accrued freight in expense of $120,993. As of October 31, 2022, the Company did not have an accounts payable balance to Bidi.

During the nine months ended July 31, 2022, the Company did not purchase Products from Bidi, a related party. Sales of Products during the first nine months of fiscal year 2022 were drawn from the inventory purchase made on September 6, 2021. Inventory quality control expenses were paid by the Company on behalf of Bidi during the nine months ended July 31, 2022 in the amount of approximately $654,500, and were offset as a credit against the existing accounts payable balance-related party as of July 31, 2022. As of July 31, 2022, the Company had accounts payable to Bidi of approximately $790,242 and Products valued at approximately $5,849,310 were held in inventory.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Consequently, the Company has determined that no license fees are owed to Bidi as of July 31, 2023, and October 31, 2022. As of July 31, 2023, the Company had accounts payable to Bidi of $466,150 for NRE.

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

Note 10 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2023, and October 31, 2022, other than the below:

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

The Company accrued $37,416 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended July 31, 2023. The Company accrued $45,013 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results for the three months ended July 31, 2022.

Effective February 6, 2023, the Company and Futura, LLC (“Broker”) entered into an agreement for the sale of the Company’s BIDI vapor sticks to certain retail customers. The term of the agreement is one year, which shall automatically renew for successive terms of one year each, if only the minimum net sales required for each covered retail customer, as set forth in the sales broker agreement, is met. As compensation, the Company shall pay the broker a 5% commission on all eligible products sold under the agreement as well as stock options that vest when certain events are met up to 200,000 shares.

Note 11 – Subsequent Events

Stock Option Grant

On August 1, 2023, incentive stock options exercisable for up to 820,996 shares of Common Stock were awarded to two senior executives of the Company. These stock options have an exercise price of $0.59 and ten-year term from the grant date with the options fully vesting on August 1, 2027.

On August 22, 2023, incentive stock options exercisable for up to 158,000 shares of Common Stock were awarded to one senior executive of the Company. These stock options have an exercise price of $0.48 and a ten-year term from the grant date with the options fully vesting on August 22, 2027.

AJB Promissory Note

On August 9, 2023, AJB Capital Investments, LLC., (“AJB Capital”) issued an unsecured promissory note for $650,000, with an original issue discount of $65,000 which will be amortized over the term of the note. The precomputed interest is being accounted for as a debt discount and amortized through the maturity date of the note. The note bears interest of 10% per year and the interest shall be payable on a monthly basis. In an event of default, the holder of the note shall have the right to convert the outstanding and unpaid principal, interest, penalties, and all other amounts under this note into non-assessable shares of Common Stock. The conversion price shall be the greater of: i) the minimum price which is $0.10 per share (however if closing price of the common stock on the trading market is greater than $1 for ten consecutive trading days then the minimum price shall be $0.40 per share) and ii) the average VWAP over the ten trading day period ending on the conversion date. The note is due and payable on February 9, 2024. The Company issued 400,000 shares of common stock as commitment fee shares. If the note payable has been repaid in full on or prior to within six months of issue, the Company has the right to redeem 200,000 of the commitment fee shares which were originally issued for an amount payable by the Company to the Buyer in cash of one dollar ($1.00) in the aggregate.

PMI Amendment

On August 12, 2023, the Company executed and entered into a Deed of Amendment (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which has an effective date of June 30, 2023), the following material changes have been made to the PMI License Agreement:

1 Royalty Rate. The royalty paid by PMPSA to KBI will no longer be based on sales price of the Product being sold, but rather on the volume of liquid contained within Product being sold. The royalty will be on a sliding scale of between $0.08 to $0.10 per sale based on the volume of liquid contained in the Product, increasing to between $0.10 to $0.20 per sale upon meeting certain sales milestones. For purposes of determining aggregate sales threshold, all sales undertaken since commencement of the PMI Licensing Agreement will be counted.

2. Elimination of Certain Potential Royalty Adjustments. Certain potential adjustments to the royalties receivable by KBI as provided for in the PMI License Agreement have been eliminated.

3. Guaranteed Royalty. The guaranteed royalty payment owed to KBI under the PMI License Agreement has been eliminated. Instead, royalties will be paid on a quarterly basis going-forward based on actual sales. Any unpaid guaranteed royalty has been cancelled.

4. Insurance Tail Requirements. KBI’s requirement to keep certain tail insurance after the expiration or termination of the PMI Licensing Agreement was reduced from 6 years to 2 years.

5. Markets. The identification of the PMI Markets that PMI may enter has been expanded to cover certain additional territories.

6. Net Reconciliation Payment to KBI. As a result of the changes to the PMI License Agreement described in paragraphs 1 thought 3 above, the value of such changes was calculated and reconciled as of the date of commencement of the PMI Licensing Agreement through June 30, 2023. On September 8, 2023, the Company received both the Net Reconciliation Payment from PMPSA of $134,981 pursuant to this provision, and also received a royalty payment earned from July 1, 2023 through July 31, 2023, in the amount of $121,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the nine months ended July 31, 2023 included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2022 contained in the 2022 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

Philip Morris Agreement and Royalty Revenues

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

On August 12, 2023, the Company executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which has an effective date of June 30, 2023), resulting in a Net Reconciliation Payment to KBI. On September 8, 2023, the Company received both a reconciliation payment from PMPSA of $134,981   pursuant to this provision, and also received a royalty payment earned from July 1, 2023 through July 31, 2023, in the amount of $121,000.

The Company anticipates a progressively upward trajectory of increasing royalty payments earned through the PMI License Agreement. No assurances can be given, however, that the earned royalties will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

GoFire Asset Acquisition

On May 30, 2023, we and Kaival Labs entered into the GoFire APA with GoFire. Pursuant to the terms of the GoFire APA, we purchased certain intellectual property assets of GoFire consisting of various patents and patent applications (the “Purchased Assets”) in exchange for equity securities of our company and certain contingent cash consideration. The Purchased Assets will be housed in Kaival Labs and consist of 12 existing and 46 pending patents with novel technologies related to vaporization and inhalation technologies.  The patents and patent applications cover the U.S. and several international territories. The Purchased Assets also include four registered and two pending trademarks. The goal of this acquisition is to diversify our product offerings and create near and longer-term revenue opportunities in the form of potential licenses of the acquired technology and our development of new products based on the Purchased Assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the Purchased Assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurances can be given, however, that the Purchased Assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

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

Accordingly, the 11th Circuit’s decision is now final, and the Company anticipates continuing to be able to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement  discretion, for the duration of the PMTA scientific review. The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022 cutoff. As none of these scenarios apply to Bidi, we believe the current risk of FDA enforcement is low.

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

On March 20, 2023 Bidi received its anticipated deficiency letter for the Classic BIDI® Stick PMTA, outlining FDA’s remaining scientific questions, and provided a timely, comprehensive response on June 18, 2023 .

In response to a separate court order from the Federal District Court in Maryland, the FDA has recently provided a timeline on anticipated reviews of certain “covered” PMTAs to be completed. Covered PMTAs are limited only to applications: 1) for new tobacco products that were on the market by Aug. 8, 2016; 2) that were timely-submitted by the Sept. 9, 2020 court-established deadline; and 3) for products sold under the brand names Vuse, Juul, NJOY, Logic, SMOK, Blu, Puff Bar or Suorin, or that reach 2% of total retail dollar sales as reported in the Total E-Cig Market and Players report or the Disposable E-Cig Market and Players report, as produced by Chicago-based NielsenIQ.

BIDI® Stick: 1) was on the market prior to August 8, 2016; 2) are subject to PMTAs that were timely submitted by the September 9, 2020 deadline, and have now entered scientific review (in particular the Classic  BIDI® Stick); and 3) has consistently been the number one disposable vape product for more than twenty-four months since 2021 and has consistently reached 2% of total retail dollar sales as reported in the Total E-Cig Market and Players report or the Disposable E-Cig Market and Players report, as produced by Chicago-based NielsenIQ.

The FDA anticipates action on:

52% of covered PMTAs by March 31;

53% of covered PMTAs by June 30;

55% of covered PMTAs by Sept. 30;

100% of covered PMTAs by Dec. 31.

Accordingly, the Company anticipates the PMTA for the Classic BIDI® Stick to be completed by December 31, 2023. No assurances can be given, however, that the FDA will issue a Marketing Grant Order for any product.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding the results of our operations.

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

In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. Recently, for example, California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. Several other states and localities have banned flavored ENDS, including New York, (and New York City), New Jersey, Rhode Island, Illinois  (and Chicago) and Massachusetts, with several more considering similar bans (e.g., Maryland, and Connecticut).

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

On July 25, 2022, we announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device, VEEBA, has been custom developed and was initially distributed in Canada. VEEBA was then commercially launched by PMPSA in Europe in February 2023, with additional market launches planned this year. VEEBA was recently rebranded VEEV NOW.

On August 12, 2023, the Company executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which was effective on June 30, 2023), resulting in a Net Reconciliation Payment to KBI and ongoing quarterly royalty payments.

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

Management plans to continue similar operations with increased marketing, which the Company believes will result in increased revenue and net income to improve cash flow from operations.

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

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand as of the date of this Report to support our operations for at least 12 months.   As of July 31, 2023, we had working capital of approximately $2.4 million and total cash of approximately $1.0 million.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are a number of factors that make it highly likely that we will need to raise additional funds, including a continuing inability to generate sufficient revenues to pay for our costs and expenses, a lack of previously anticipated sales growth, increased costs (including costs necessary to develop our GoFire assets), the need to satisfy our current outstanding indebtedness and our potential plan to redeem for cash the shares of our Series B Preferred Stock issued in connection with our GoFire asset purchase in May 2023. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. However, we have been unable to generate sufficient revenue or achieve cash flow positive operations during 2023, making it highly likely that we will need raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have the financial resources to weather any short-term impacts of the FDA’s PMTA process and Bidi’s receipt of a MDO from the FDA, which has now been set aside and remanded by the 11th Circuit. At this time, we do foresee the likely need for further financing for the next twelve months, given our continual sales growth efforts and our negative operating cash results.

Cash Flows:

Net cash flows used in operations was approximately $(2.8) million for the nine months of fiscal year 2023, compared to $(6.0) million used in operations for the nine months of fiscal year 2022. The decrease in cash flow used by operations for the nine months of fiscal year 2023 compared to the nine months of fiscal 2022 was primarily due to changes in related party accounts payable, and income tax receivable.

Net cash flows used in investing activities was approximately $315,769   for the nine months of fiscal year 2023, compared to zero cash used in investing activities for the nine months of fiscal year 2022. The cash used in investing activities for the nine months of fiscal year 2023 consisted of cash used for the purchase of warehouse equipment and used for transaction acquisition costs associated with the purchase of the GoFire, LLC patents.

Net cash flows provided by financing activities was approximately $483,078 for the nine months of fiscal year 2023, compared to $1.5 million provided by financing activities for the nine months of fiscal year 2022. The cash provided by financing activities for the nine months of fiscal year of 2023 consisted of short-term financing activities.

Results of Operations

Three months ended July 31, 2023, compared to three months ended July 31, 2022

Revenues:

Revenues for the third quarter of fiscal year 2023 were approximately $3.6 million, compared to approximately $3.8 million in the same period of the prior fiscal year. Revenues were essentially flat in the third quarter of 2023, primarily due to credits, discounts and rebates issued to customers. We will continue to work diligently to increase our sales of both tobacco and non-tobacco flavored BIDI® Sticks.

Cost of Revenue, Net and Gross Profit:

Gross profit in the third quarter of fiscal year 2023 was approximately $1.3 million, or approximately 36.3% of revenues, net, compared to approximately $0.4 million gross profit or approximately 11.5%, of revenues, net, for the third quarter of fiscal year 2022. Total cost of revenue, net was approximately $2.3 million, or approximately 63.7% of revenue, net for the third quarter of fiscal year 2023, compared to approximately $3.4 million, or approximately 88.5% of revenue, net for the third quarter of fiscal year 2022. The increase in gross profit is primarily driven by improved cost per sticks during the third quarter of fiscal year 2023.

Operating Expenses:

Total operating expenses were approximately $3.0 million for the third quarter of fiscal year 2023, compared to approximately $4.3 million for the third quarter of fiscal year 2022. For the third quarter of fiscal year 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.6 million, stock option expense of approximately $0.6 million, professional fees of approximately $0.7 million, and all other general and administrative expenses of approximately $1.1 million. General and administrative expenses in the third quarter of fiscal year 2023 consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the third quarter of fiscal year 2022, operating expenses were approximately $4.3 million, consisting primarily of advertising and promotion fees of approximately $0.7 million, stock option expense of 1.9 million, professional fees totaling approximately $0.9 million, and all other general and administrative expenses of approximately $0.8 million. General and administrative expenses consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the three months ended July 31, 2023, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($1.8) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($3.9) million for the three months ended July 31, 2022.

Net Loss:

As a result of the items noted above, the net loss for the third quarter of fiscal year 2023 was approximately $1.8 million, or $0.03 basic and diluted net loss per share, compared to a net loss of approximately $3.9 million, or $0.09 basic and diluted net loss per share, for the third quarter of fiscal year 2022. The decrease in the net loss for the third quarter of fiscal year 2023, as compared to the third quarter of fiscal year 2022, is primarily attributable to increased gross margins on sold products and reduction to general & administrative expenses, as noted above.

Nine months ended July 31, 2023, compared to nine months ended July 31, 2022

Revenues:

Revenues for the nine months of fiscal year 2023 were approximately $9.1 million, compared to $9.7 million in the same period of the prior fiscal year. Revenues decreased in the nine months of fiscal year 2023 compared to fiscal year 2022, generally due to credits, discounts and rebates issued to customers. We will continue to work diligently to increase our sales of both tobacco and non-tobacco flavored BIDI® Sticks.

Cost of Revenue and Gross Profit :

Gross profit in the nine months of fiscal year 2023 was approximately $1.7 million, compared to gross profit of approximately $0.1 million for the nine months of fiscal year 2022. Total cost of revenue was approximately $7.4 million for the nine months of fiscal year 2023, compared to $9.6 million for the nine months of fiscal year 2022. Therefore, the increase in gross profit of approximately $1.7 million, compared to gross profit of approximately $0.1 million   for the nine-month period of fiscal year 2022   is primarily driven by the decrease in the cost of revenue, totaling approximately $2.0 million, resulting in an increase in gross profit of approximately $1.6 million during the nine months ended July 31, 2023.

Operating Expenses:

Total operating expenses were approximately $10.3 million for the first nine months of fiscal year 2023, compared to approximately $11.8 million for the first nine months of fiscal year 2022. For the first nine months of fiscal year 2023, operating expenses consisted of advertising and promotion fees of approximately $1.8 million, stock option expense of approximately $3.4 million, professional fees of approximately $2.3 million, and all other general and administrative expenses of approximately $2.8 million. General and administrative expenses in the third quarter of fiscal year 2023 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the first nine months of fiscal year 2022, operating expenses were approximately $11.8 million, consisting primarily of advertising and promotion fees of approximately $2.0 million, stock option expense of $4.8 million, professional fees totaling approximately $2.4 million, and all other general and administrative expenses of approximately $2.6 million. General and administrative expenses consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the nine months ended July 31, 2023, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($8.8) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($11.7) million for the nine months ended July 31, 2022.

Net Income (Loss):

Net loss for the first nine months of fiscal year 2023 was approximately $8.8 million, or $0.16 basic and diluted earnings per share, compared to net loss for the first nine months of fiscal year 2022, which was approximately $11.7 million, or $0.34 basic and diluted earnings per share. The decrease in the net loss for the first nine months of fiscal year 2023, as compared to the first nine months of fiscal year 2022, is primarily attributable to the decrease in operating expenses and   the decrease in cost of sales.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended July 31, 2023 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2022 Annual Report for the year ended October 31, 2022.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2023. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended July 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Item 1A. Risk Factors.

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report. Other than as disclosed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, during the nine months ended July 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, for the year ended October 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this Quarterly Report.

Exhibit Number	Description
10.1	Deed of Amendment to Deed of License Agreement, executed and entered into by the Company on August 12, 2023, by and among Philip Morris Products S.A., Kaival Brands International, LLC, Bidi Vapor, LLC and the Company.*+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 19, 2023	A	/s/ Eric Mosser
Eric Mosser
Chief Executive Officer

Date: September 19, 2023	By:	/s/ Thomas Metzler
Thomas Metzler
Chief Financial Officer