Form 10-K
period 2023-10-31
Kaival Brands Innovations Group, Inc.
filed 2024-02-14
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number: 001-04641

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of April 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $33,701,454 based on the closing price per share (or $12.60), of the registrant’s common stock as reported by The NASDAQ Stock Market LLC.

As of February 13, 2024, there were 2,846,335 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2023

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2023 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to obtain from, and pay for, Bidi products we distribute;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (“FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits, and the outcome of the FDA’s pending review of such PMTA, the denial of which could have a substantial adverse impact on our company;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, which has the potential to have a substantial adverse impact on our company;

●	the outcome of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on QuikfillRx, LLC (now known as Kaival Marketing Services) to provide key sales, marketing and other support services to us;

●	our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments;

●	the influence on our company of Kaival Holdings, LLC, our majority shareholder which is controlled by Nirajkumar Patel, our Chief Science and Regulatory Officer and a director of our company, and the potential for conflicts of interests between Kaival Holdings and our company and our minority stockholders;

-ii-

●	our relationships with, and reliance on, third party distributors and brokers to arrange for sales of our products;

●	the market perception of Bidi products we distribute and related impacts on our reputation;

●	the impact of black-market goods on our business;

●	the demand for Bidi products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our ability or plans to diversify our product offerings;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and

●	circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control such as COVID-19.

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

-iii-

PART I

Item 1. Business.

As used in this Report, the terms “we,” “us,” “our,” the “Company,” and “Kaival” refer to Kaival Brands Innovations Group, Inc., a Delaware corporation, unless otherwise indicated. The term “Common Stock” means our common stock, par value $0.001 per share.

Unless the context specifically requires otherwise, all historical share and per-share amounts reflected in our consolidated financial statements and other financial information contained in this Report are presented to reflect a 1-for-21 reverse stock split of our Common Stock which became effective for legal and accounting purposes on January 22, 2024 as if such split occurred as of the earliest period presented.

Overview

We are engaged in the sale, marketing and distribution of electronic nicotine delivery system (“ENDS”) products, also known as “e-cigarettes”, in a variety of favors. Our primary product is the Bidi® Stick as well as other products manufactured by our affiliate Bidi Vapor LLC (“Bidi”). We hold the exclusive worldwide right to market and distribute the Bidi® Stick and certain other products manufactured by Bidi. Our current revenue generating activities are focused on driving sales growth of the BIDI® Stick, primarily through wholesale and traditional retail channels, including convenience stores. Along with our affiliate Bidi, which bears the bulk of the responsibility for U.S. Food and Drug Administration (“FDA”) and other regulatory matters relating to its products, we are committed to steadfast compliance with established FDA requirements regarding the use of our products.

At the same time, as the FDA regulatory landscape and PMTA-related enforcement continues to evolve, we have faced challenges and industry-wide headwinds, which we are continuing to navigate by pursuing new revenue opportunities by diversifying our platform through the distribution, development, and subsequent scaling of other nicotine and non-nicotine products. An important goal for our company is to leverage our existing presence with our sales channels to establish an efficient platform from which to create shareholder value by developing and growing current and potentially new business lines, revenues and, ultimately, positive cash flows and profitability.

Business Strategy

In addition to our focus on driving revenue through distribution of the BIDI® Stick, we intend to build our revenue by executing key internal strategic initiatives. Accomplishing these financial goals will depend on a number of factors including our ability to execute these strategies. Representative key initiatives include:

●	Maximizing the core business:

●	Continuing the growth and management of strategic alliances with market leaders within dense, established e-cigarette markets;

●	Development of internal national account sales team to drive new revenue opportunities and manage key strategic third-party vendor and broker alliances to maximize targeted market penetration;

●	Search for high-caliber, experienced talent that create impact and add value to our organization quickly;

●	Effective financial management and capital planning:

●	Establishing an efficient, scalable organizational infrastructure to support our expected growth and diversification;

●	Improving overall business processes to deliver greater value to our customers;

●	Data-driven product innovation and strategic expansion:

●	Investing in our core organizational capabilities to provide diversified, revenue generative opportunities both through our existing distribution network and beyond;

●	Further development of internal data processes to drive growth and diversification efforts;

●	Pursuing third-party licensing opportunities through our vaporization and inhalation-related intellectual property portfolio which we acquired from GoFire Inc. in May 2023;

●	During 2024 and beyond, we plan on exploring strategic acquisition and collaboration arrangements that generate revenue, positive cash flows and profitable operations in order to expand the scale of our company by capitalizing on our traditional retail outlet other other distribution relationships.

We will continue to align ourselves with progressive, proven, performance-based partners, which may include the development and expansion of key financial services relationships as we seek to diversify through data-driven decisions.

Description of Business Segments & Key Agreements

Bidi Vapor, LLC Distribution Agreement

On March 9, 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) with our affiliate Bidi, which Distribution Agreement was amended and restated on May 21, 2020, April 20, 2021, on June 10, 2022, and on November 17, 2022 (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS (as more particularly set forth in the A&R Distribution Agreement) for sale and resale to both retail level customers and non-retail level customers. Currently, the products consist solely of the “BIDI® Stick,” Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our Chief Science and Regulatory Officer and director and an indirect controlling shareholder of our company, owns Bidi.

BIDI® Stick comes in a variety of flavor options for adult cigarette smokers. We do not manufacture any of the products we resell. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to use with our commercial partners in connection with our marketing and promotion of Bidi products.

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

In connection with the A&R Distribution Agreement, we entered into non-exclusive sub-distribution agreements, some of which were subsequently amended and restated by the parties in order to clarify certain provisions (all such sub-distribution agreements, as amended and restated, are collectively referred to as the “Sub-Distribution Agreements”), whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory”).

We process all sales made to non-retail customers, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking Act (known as the PACT Act). We provide all customer service and support at our own expense. We set the minimum prices for all sales made by us. We maintain adequate inventory levels of products in order to meet the demands of our non-retail customers and deliver products sold to these customers.

A key third party collaborator of ours is QuikfillRx, a Florida limited liability company which does business as “Kaival Marketing Services” to reflect its contributions to our company. QuikfillRx provides us with certain services and support relating to sales management, website development and design, graphics, content, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, which has a current term ending on October 31, 2025 (subject to potential one-year extensions) and pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options.

Kaival Labs, Inc. & Kaival Brands International, LLC.

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary for the purpose of developing our own branded and white-label products and services, of which none has commenced as of the date of this Report. We have not yet launched any Kaival-branded products, nor has it begun to provide white label wholesale solutions for other product manufacturers.

We have, and may continue to, utilize Kaival Labs to acquire or license complimentary businesses or assets. On May 30, 2023, through Kaival Labs, we acquired certain vaporization and inhalation-related intellectual property from GoFire, Inc. (“GoFire”) in exchange for equity securities for our company and contingent cash consideration. The goal of this acquisition is to diversify our product offerings and create near and longer-term revenue opportunities in the form of potential licenses for the acquired technology and our development of new products based on the purchased assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the purchased assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurances can be given, however, that the GoFire assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

On March 11, 2022, we formed Kaival Brands International, LLC, a Delaware limited liability company (herein referred to as “KBI”), as a wholly owned subsidiary for the purpose of entering into an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”), as described further below.

FDA PMTA and MDO Determinations, Related Court Actions and the Impact on Our Business

Non-Tobacco Flavored BIDI® Sticks

In September 2021, in connection with the Bidi’s Premarket Tobacco Product Application (“PMTA”) process for BIDI® Stick, the U.S. Food and Drug Administration (“FDA”) effectively “banned” non-tobacco flavored ENDS by denying nearly all then-pending PMTAs for such products (including Bidi’s). Following the issuance by the FDA of a related Marketing Denial Order (“MDO”) regarding these ENDS products, manufacturers were required to stop selling non-tobacco flavored ENDS products. Bidi, along with nearly every other company in the ENDS industry, received a MDO for its non-tobacco flavored ENDS products. With respect to Bidi, the MDO covered all non-tobacco flavored BIDI® Sticks, including its Arctic (menthol) BIDI® Stick. As a result, beginning in September 2021, Bidi pursued multiple avenues to challenge the MDO. First, on September 21, 2021, separate from the judicial appeal of the MDO in its entirety, Bidi filed a 21 C.F.R. §10.75 internal FDA supervisory review request specifically of the decision to include the Arctic (menthol) BIDI® Stick in the MDO. In May 2022, the FDA issued a determination that it views the Arctic BIDI® Stick as a non-tobacco flavored ENDS product, and not strictly a menthol flavored product.

On September 29, 2021, Bidi petitioned the U.S. Court of Appeals for the Eleventh Circuit (or the 11th Circuit) to review the FDA’s denial of the PMTAs for its non-tobacco flavored BIDI® Stick ENDS (including the Arctic BIDI® Stick), arguing that it was arbitrary and capricious under the Administrative Procedure Act (or the APA), as well as ultra vires, for the FDA not to conduct any scientific review of Bidi’s comprehensive applications, as required by the Tobacco Control Act (or the TCA), to determine whether the BIDI® Sticks are “appropriate for the protection of the public health”. Bidi further argued that the FDA violated due process and the APA by failing to provide fair notice of the FDA’s new requirement for ENDS companies to conduct long-term comparative smoking cessation studies for their non-tobacco flavored products compared to tobacco-flavored ENDS products, and that the FDA should have gone through the notice and comment rulemaking process for this requirement.

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

The 11th Circuit’s opinion further indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the “appropriate for the protection of the public health” standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about our company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

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

In light of the 11th Circuit decision, we have had the continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review. The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022 cutoff. As none of these scenarios apply to Bidi, we believe the current risk of FDA enforcement is low.

Since the PMTA was remanded, Bidi has continued to update its application with the results of new studies, including a nationwide population prevalence study on the BIDI® Stick that is currently undergoing peer review for publication.

Classic BIDI® Stick

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick.

On March 20, 2023 Bidi received its anticipated deficiency letter for the Classic BIDI® Stick PMTA, outlining FDA’s remaining scientific questions. On June 18, 2023, Bidi, provided a timely, comprehensive response to the FDA’s deficiency letter.

On January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. While this development precludes us from marketing the Classic BIDI® Stick, which could have a material adverse affect on our company, the FDA’s decision does not involve the ten PMTAs for Bidi Vapor’s non-tobacco flavored devices described above which are still under the FDA’s scientific review. Those ten products remain available for sale, subject to FDA’s enforcement discretion.

In response to the Classic BIDI® Stick MDO, on January 26, 2024, Bidi filed a petition requesting that the 11th Circuit review the MDO, which Bidi believes was, among other things, arbitrary and capricious, in violation of the Administrative Procedure Act. Bidi is also seeking a stay of the MDO pending the outcome of the litigation. No assurances can be given on the outcome.

Other Potential Product Offerings & Opportunities

In May 2023 we acquired 19 existing and 47 pending patents with novel technologies related to vaporization and inhalation technologies from GoFire. The GoFire patent portfolio includes novel technologies across extrusion dose control, product preservation, tracking and tracing usage, multiple modalities (i.e., different methods of vaporizing) and child safety. The patents and patent applications cover territories including the United States, Australia, Canada, China, the EPO (European Patent Organization), Israel, Japan, Mexico, New Zealand and South Korea. The portfolio also includes a proprietary mobile device software application that is used in conjunction with certain patents in the portfolio.

In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine, nutraceutical and pharmaceutical markets, as a means of monetizing our patents. Longer term, we believe we can utilize the acquired patents to create innovative and market-disruptive products for its growing base of adult consumers, including patent protected vaporizer devices and related hardware and software applications.

As described above, we hope to generate revenue from this acquired intellectual property via licensing and product development activities. However, there can be no assurance that we will be able to implement this strategy.

Marketing Strategy

Currently, we market and place our ENDS products into national distribution channels through long-standing industry relationships in accordance with the A&R Distribution Agreement and with the assistance of QuikfillRx. We process all sales made to non-retail customers.

Our long-term marketing strategy remains based on FDA compliance and our commitment to preventing underage access to our ENDS products. As such, we steer away from social media marketing and, instead, are more focused on ground-level marketing and advertising within authorized retailer locations (i.e., advertisement on retail partners’ back-bar tobacco products area). Part of this ground-level marketing effort focuses on supporting our authorized partner stores and distributors in spreading brand awareness of our ENDS products to their adult (21 years of age and older) consumer base by providing in-store marketing materials.

Retail stores also have access to online informative videos about the Bidi story, which can be used to educate and assist in training all of their staff members about the core values of Bidi. From a recycling initiative to the commitment to preventing underage ENDS use, and stand against the illicit market of ENDS products, we believe that together with Bidi, we are taking the necessary steps to ensure that our partners are aligned with our community goals.

We also attend trade shows at established expos throughout the United States and we have a dedicated sales and marketing team that focuses on these efforts and more.

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

Philip Morris Deed of Licensing Agreement

On June 13, 2022, KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarette products based on the intellectual property in certain international markets set forth in the PMI License Agreement (or the PMI Markets). We have the exclusive international distribution rights to products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all costs and expenses to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

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

On August 12, 2023, we executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which has an effective date of June 30, 2023), the following material changes have been made to the PMI License Agreement:

(i) Royalty Rate. The royalty paid by PMPSA to KBI will no longer be based on sales price of the product being sold, but rather on the volume of liquid contained within product being sold. The royalty will be on a sliding scale of between $0.08 to $0.16 per sale based on the volume of liquid contained in the product, increasing to between $0.10 to $0.20 per sale upon meeting certain sales milestones. For purposes of determining aggregate sales threshold, all sales undertaken since commencement of the PMI Licensing Agreement will be counted.

(ii) Elimination of Certain Potential Royalty Adjustments. Certain potential adjustments to the royalties receivable by KBI as provided for in the PMI License Agreement have been eliminated.

(iii) Guaranteed Royalty. The guaranteed royalty payment owed to KBI under the PMI License Agreement has been eliminated. Instead, royalties will be paid on a quarterly basis going forward based on actual sales. Any unpaid guaranteed royalty has been cancelled.

(iv) Insurance Tail Requirements. KBI’s requirement to keep certain tail insurance after the expiration or termination of the PMI Licensing Agreement was reduced from 6 years to 2 years.

(v) Markets. The identification of the PMI Markets that PMI may enter has been expanded to cover certain additional territories.

(vi) Net Reconciliation Payment to KBI. As a result of the changes to the PMI License Agreement described in paragraphs (i) thought (iii) above, the value of such changes was calculated and reconciled as of the date of commencement of the PMI Licensing Agreement through June 30, 2023. On September 8, 2023, the Company received   the Net Reconciliation Payment from PMPSA of $134,981 pursuant to this provision. The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. In March 2023, PMPSA announced the launch of a product (now called VEEV NOW) under the PMI License Agreement.

In connection with the PMI License Agreement, we, Bidi, and PMPSA also entered into a deed of letter to require specific performance of the duties and obligations set forth in the PMI License Agreement if KBI is unable or fails to sublicense the intellectual property to PMPSA pursuant to the PMI License Agreement and/or is unable or fails to perform certain of its obligations or grant the rights pursuant to the PMI License Agreement. In addition, we, Bidi, and PMPSA entered into a guarantee, whereby we and Bidi guarantee to PMPSA up to 50% of all of KBI’s monetary obligations set forth in the PMI License Agreement if KBI fails to perform or discharge certain of its obligations in the PMI License Agreement.

In November 2023, KBI, Bidi and PMPSA agreed to initiate a pilot project, pursuant to which PMPSA would manufacture up to an agreed upon number of Bidi Sticks with PMI’s own e-liquid for commercialization in Canada. Based on the results of the pilot, we and PMPSA may consider appropriate changes or amendments to the PMI License Agreement to accommodate the manufacturing and sales of Bidi Sticks containing PMI e-liquids in Canada. As of the date of this Report, we do not believe this pilot program is, overall, material to our business or results of operations.

KBI License Agreements

On June 10, 2022, Bidi entered into a License Agreement (the “License Agreement:) with KBI, pursuant to which KBI has the exclusive irrevocable license to use Bidi’s licensed intellectual property to the extent necessary for KBI to fulfill its obligations set forth in the PMI License Agreement. Such irrevocable license includes: (i) the right of KBI to grant sub-licenses to PMPSA under the PMI License Agreement for the express purposes set forth in the PMI License Agreement, but for no other purpose; (ii) the right of KBI to grant to PMPSA the right to grant sub-sub-licenses in the manner set forth in the PMI License Agreement, but for no other purpose; and (iii) certain branding rights to the extent (but only to the extent) necessary to permit KBI to perform its obligations to PMPSA as set forth in the PMI License Agreement.

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

Concentrations

Concentration of Purchases and Other Receivable - Related Party:

For the year ended October 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of approximately $12.8 million, as compared to $1.5 million for the year ended October 31, 2022.

On October 31, 2023, a credit of $2,954,470 was applied from the related-party receivable balance to the related party accounts payable balance. After this was applied, we had no related party receivable balance. As of October 31, 2023, the related party accounts payable balance was $1,5,21,491. In fiscal year 2023, such inventories accounted for 100% of the total related party accounts payable. There was no related party accounts payable balance as of October 31, 2022.

Concentration of Revenues and Accounts Receivable:

For the year ended October 31, 2023, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick, were derived from the following customers: (i) GPM Investments generated approximately 15%, (ii) H.T. Hackney Co generated approximately 14%, (iii) FAVS Business, LLC generated approximately 14%, (iv) C Store Master generated approximately 13%, and (v) QuikTrip Corporation generated approximately 11%.

For the year ended October 31, 2022, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick were derived from the following customers: (i) Favs Business, LLC (“Favs Business”) generated approximately 31%, (ii) H.T. Hackney Co. generated approximately 15%, and (iii) GPM generated approximately 12%. In addition, FAVS Business LLC, C Store Master, and QuikTrip Corporation accounted for approximately 35%, 35%, and 19% of the total accounts receivable from customers, respectively, as of October 31, 2023. Favs Business and QuikTrip Corporation accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022.

Environment and Government Regulation Related to our Operations

Because we are only a wholesale distributor of products, namely the BIDI® Stick, we are only subject to Federal, state, and international laws pertaining to a distributor, not a manufacturer, of ENDS products.

Our business is dependent entirely on the resale of products provided by Bidi; thus, there is a significant risk that our business could be materially adversely affected if Bidi, as the manufacturer, does not properly abide by any Federal, state, or international laws that regulate ENDS products. Any lapse in production or availability of products from Bidi would hamper our ability to operate as we would be limited in our ability to supply our customers if our inventory ran low or ceased to exist entirely.

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

The Deeming Rule requires (i) United States manufactured products be registered with the FDA and that products include ingredient listings; (ii) newly deemed products be marketed only after FDA review and authorization, subject to FDA’s compliance enforcement policy; (iii) products only make direct and implied claims of reduced risk if the FDA authorizes after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) sellers of such products refrain from distributing free samples; (v) sellers of such products implement minimum age and identification restrictions to prevent sales to individuals under age 18 (later extended to 21); (vi) packaging of and advertisements for products include prescribed health warnings; and (vii) sellers refrain from selling Bidi products in vending machines, unless the machine is located in a facility that never admits youth. We, along with Bidi, must comply with these regulations. Any lapse in compliance by us, or Bidi, could hamper our ability to operate, which would adversely affect the results of operations.

Newly deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as Bidi products cannot be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on Bidi’s ability to, and the cost to, manufacture our products, which would adversely affect our financial condition and results of operations.

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

As part of the “Consolidated Appropriations Act, 2021,” signed into law on December 27, 2020, Congress amended the PACT Act to apply to ENDS, which includes the BIDI® Stick. The PACT Act regulates the sale, transfer, or shipment of cigarettes, roll-your-own tobacco, smokeless tobacco, and now ENDS, for both business-to-business transactions as well as online sales. The PACT Act imposes substantial restrictions on sellers and shippers of ENDS products, including, but not limited to registration with the Bureau of Alcohol, Tobacco, Firearms and Explosives (or ATF), registration with state Tobacco Tax Administrators, and monthly reporting requirements to state and local Tobacco Tax Administrators. Delivery sellers are subject to substantial additional restrictions, including, but not limited to, compliance with state excise tax collection requirements, licensing requirements, shipping, and packaging requirements. Companies were required to comply with PACT Act requirements beginning on or about March 28, 2021.

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

Federal Trade Commission

The Federal Trade Commission (FTC) routinely requests various industry sectors to provide information on marketing and advertising practices, and typically summarizes the aggregate information provided by all respondents in a public report. The FTC issued what is known as an “Order to File Special Report” to a number of vaping industry members, including Bidi, on June 2, 2022. Upon being advised of the exclusive distribution arrangement between Bidi and our company, the FTC withdrew the request directed to Bidi on August 22, 2022, and issued a request to us on August 29, 2022. We responded timely to the FTC request on November 30, 2022.   No further requests were received from the FTC to date.

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

Excise Taxes on Vapor Products

Vapor products are currently subject to excise taxes at the state and local level. Currently, approximately 31 states, plus various localities and jurisdictions, impose a tax on vapor products. We anticipate that state and localities will likely continue to impose new excise taxes on these products and / or increase existing excise taxes for the purpose of funding various legislative initiatives, filling revenue shortfalls, and / or to reduce consumption. In addition, while ENDS products are not currently subject to excise tax at the federal level, legislation to impose excise taxes at the federal level has been introduced in the past and could potentially be adopted in the future. Any future enactment of excise tax increases at the federal, state, or local level could potentially result in lower consumption, a shift in sales to discount brands, illicit trade channels or alternatives as consumers seek lower priced products, any of which could result in a decline of our shipment volume, revenue, and profit. We ceased all direct-to-consumer sales in February 2021.

International Regulations and Pertinent Information

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco to encourage tobacco cessation. Over 170 governments worldwide have ratified the FCTC. The FCTC has led to increased efforts to reduce the supply and demand of tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the FCTC. Regulatory initiatives that have been proposed, introduced, or enacted include:

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

Competition

Because we solely distribute Bidi’s products, which comprises all our business operations, Bidi’s competitors in the ENDS industry are indirect competitors of ours. Many of these competitors in the ENDS industry are better capitalized than we are and have access to greater resources, financial, and otherwise. We believe that our ability, and Bidi’s ability, to effectively compete in the industry and acquire a strong market position is, and will continue to be, in large part due to the growing recognition of the Bidi brand name, the perceived quality of each of our products, and the ongoing efforts of our sales, marketing, and distribution teams. Through Bidi, we compete against, just to name a few, what we refer to as “big tobacco” companies, including Altria Group, Inc. (formerly Philip Morris); British American Tobacco p.l.c. (formerly Reynolds); Swedish Match; Swisher International; and manufacturers including U.K. based Imperial Brands, PLC, NJOY, and Logic Technology. “Big tobacco” has substantially greater resources, and a customer base that has historically demonstrated loyalty to their brands, which can pose a significant hurdle to competitors operating in the same, or similar, industries.

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

Intellectual Property

As of the date of this Report, we own the trademarks KAIVAL BRANDS and KAIVAL LABS. In addition, we purchased certain intellectual property assets of GoFire consisting of various patents, patent applications and trademarks in exchange for equity securities of our company and certain contingent cash consideration. The purchased assets consist of 19 existing patents and 47 pending patents with novel technologies related to vaporization and inhalation technologies. The patents and patent applications cover the U.S. and several international territories. The purchased assets also include four registered and two pending trademarks.

We rely on certain intellectual property rights, including logos, trademarks, and trade names, of Bidi that were granted to us pursuant to the A&R Distribution Agreement to be used in connection with the marketing, advertisement, and sale of products. We also indirectly rely on Bidi’s intellectual property rights related to products, such as patents. If a third-party challenged Bidi’s patents, or infringed upon such rights, our business would be materially adversely affected.

Employees

As of the date of this Report we have eighteen employees, all of whom are full-time, including our officers. In addition to our officers, we have employees who fulfill the roles of sales staff, information technology, web development, warehouse staff, and financial accounting and reporting management. All our employees are eligible to enroll, or have already enrolled, in our medical plan.

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

2018 Holding Company Reorganization

On September 4, 2018, USSE Delaware, Inc., a Delaware corporation (“USSE Delaware”) acquired all of our then-outstanding shares of common stock, resulting in us becoming its wholly owned subsidiary. On September 19, 2018, our wholly owned subsidiary, USSE Merger Sub, Inc., a Delaware corporation (“USSE Merger Sub”), merged with and into USSE Delaware, our then parent, effected a reorganization (the “Holding Company Reorganization”) in accordance with the provisions set forth in Section 251(g) of the Delaware General Corporation Law (“DGCL”). USSE Delaware was the surviving corporation and our wholly owned subsidiary. USSE Delaware also changed its name to USSE Corp. following the Holding Company Reorganization.

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

2018 Change of Control

On October 19, 2018, we issued 500,000,000 shares of restricted Common Stock and 400,000 shares of Convertible Series B preferred stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), for services rendered to us. GMRZ became our controlling stockholder as a result of such issuances. On February 6, 2019, we entered into a non-binding Share Purchase Agreement (the “Agreement”) by and among GMRZ, Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (“Kaival Holdings”), and us, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted Common Stock, representing approximately 88.06 percent of our then-issued and outstanding shares of Common Stock, to Kaival Holdings, and Kaival Holdings paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of us, with Kaival Holdings becoming our largest controlling stockholder. The sole voting members of Kaival Holdings are Nirajkumar Patel and Eric Mosser (a former executive and director of our company), with Mr. Patel holding voting control. The Purchase Price was paid with personal funds of the members of Kaival Holdings.

2020 Share Cancellation and Exchange Agreement

On August 19, 2020, we entered into a Share Cancellation and Exchange Agreement (the “Share Cancellation and Exchange Agreement”) with our controlling stockholder, Kaival Holdings.

Pursuant to the Share Cancellation and Exchange Agreement, Kaival Holdings returned to us 300,000,000 shares of our Common Stock (the “Cancellation Shares”), which Cancellation Shares were canceled and retired by us. Following such cancellation, Kaival Holdings owns 204,000,000 shares of our Common Stock.

On August 19, 2020, we filed a Certificate of Designation of Preferences, Rights, and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware, which authorized a total of 3,000,000 shares, par value $0.01 per share, of Series A Preferred Stock (the “Series A Preferred Stock”).

In exchange for the Cancellation Shares, we issued 3,000,000 shares (the “Preferred Shares”) of our newly designated Series A Preferred Stock to Kaival Holdings. The exchange of the Cancellation Shares and the issuance of the Preferred Shares was intended to comply with Section 3(a)(9) of the Securities Act, in that the issuance was exempt from the registration requirements of the Act because the exchange of the Cancellation Shares for the Preferred Shares was an exchange between us, as issuer, with an existing stockholder, and no commission or other remuneration was paid or given directly for the exchange.

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

2022 Series A Preferred Shares Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock was convertible into approximately 0.3968 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, our majority stockholder. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 0.3968, equaled 1,190,477 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

May 2023 GoFire Asset Purchase Agreement

On May 30, 2023, we and Kaival Labs entered into an Asset Purchase Agreement (the “GoFire APA”) with GoFire. Pursuant to the terms of the GoFire APA, we, through Kaival Labs, purchased certain intellectual property assets of GoFire consisting of various patents, patent applications and trademarks in exchange for equity securities of our company and certain contingent cash consideration. The purchased assets consist of 12 existing patents and 46 pending patents with novel technologies related to vaporization and inhalation technologies. The patents and patent applications cover the U.S. and several international territories. The purchased assets also include four registered and two pending trademarks. We have determined that the acquisition of the purchased assets does not constitute the acquisition of a “business” (as defined in Rule 11-01(d) of Regulation S-X).

Pursuant to the terms of the GoFire APA, we paid to GoFire, in addition to certain contingent cash consideration described below, consideration in the form of equity securities of our company consisting of (i) an aggregate of 95,239 shares of Common Stock (the “2023 APA Shares”); (ii) 900,000 shares of newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, (the “Series B Preferred Stock” and the shares of Common Stock underlying the Series B Preferred, the “Series B Conversion Shares”), the rights, preferences and terms of which are set forth in a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock, and (iii) a Common Stock purchase warrant to purchase 95,239 shares of Common Stock (the “Warrant” and the shares of Common Stock underlying the Warrant, the “Warrant Shares”). As additional consideration for the purchased assets, any cannabis-specific (meaning cannabis, hemp or cannabinoid) royalties that are generated by Kaival Labs from or due to the purchased assets, from May 30, 2023, until January 1, 2027, will be subject to a contingent cash payment as described in the GoFire APA and subject to the terms of the GoFire APA. 9,524 2023 APA Shares and a Warrant for 9,524 Warrant Shares were issued to an advisor to GoFire at the closing of the GoFire APA.

Pursuant to the GoFire APA, we are required to use commercially reasonable efforts to register the 85,715 2023 APA Shares and 85,715 Warrants and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of May 30, 2023. Such registration was declared effective by the SEC on January 12, 2024. To our knowledge, portions of the 85,715 2023 APA Shares and 85,715 Warrants have been distributed to the GoFire stockholders pursuant to such registration statement.

In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after May 30, 2023, we shall use commercially reasonable efforts to file with the SEC subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, we will use our commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of May 30, 2023, and if we do not so register the Series B Conversion Shares within nineteen (19) months of May 30, 2023, we will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then-outstanding shares of Series B Preferred Stock.

All of the securities issued as consideration for the GoFire purchased assets were subject to a lock-up agreement that terminated on November 26, 2023.

2024 Reverse Stock Split

On January 22, 2024, we filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of our Common Stock. The 2024 Reverse Stock Split became effective on January 25, 2024 on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, our Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of our Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. The par value per share of our Common Stock was not affected by the 2024 Reverse Stock Split.

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

Risks Related to Our Business and Industry

We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate aspects of our business or cause our business to fail.

As of October 31, 2023, we had cash and cash equivalents of only approximately $0.5 million. We believe that based on our current operating plan, our existing cash and cash equivalents will only be sufficient to enable us to fund our operations and our debt and other obligations for a very limited period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Moreover, we will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan as we seek to grow our revenues and ultimately achieve positive cash flow and profitability. In addition, our ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as our negative cash flows from operations, significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

There is therefore a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our new products in development.

Until such time, if ever, we can generate substantial product revenues, we will be required to finance our cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements. If we elect to raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we may raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to generate cash flow positive operations or achieve profitability, and if we are unable to raise additional funds on commercially reasonable terms or at all, we may be required to significantly reduce or cease our operations, declare bankruptcy or our business could fail, which could result in the loss to investors of their investment in our securities.

We currently rely exclusively on Bidi as the supplier of the Bidi products that we distribute. The loss of this relationship, or any negative impacts on Bidi’s ability to manufacture the Bidi products, would severely harm our business.

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

In addition, because of our dependence on Bidi as the exclusive supplier of our products, any loss of our relationship with Bidi, or any adverse change in the financial health of Bidi that would affect its ability to perform its obligations under the A&R Distribution Agreement, would have a material adverse effect on our revenue, operating results, and ability to run our business.

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

We rely primarily on Bidi for access to our key intellectual property rights, and any change in our relationship could adversely alter such rights or our access to them.

We currently have no intellectual property rights other than the intellectual property assets we acquired in May 2023 from GoFire and our trademarks KAIVAL BRANDS and KAIVAL LABS. We rely on the intellectual property rights, including logos, trademarks, and trade names, of Bidi that were granted to us pursuant to the A&R Distribution Agreement to be used in connection with the marketing, advertisement, and sale of the Bidi products. We also indirectly rely on Bidi’s intellectual property rights related to the Bidi products, such as patents. We have from time to time considered, and discussed with Bidi, potential alterations to this arrangement, including a potential acquisition by us of all or a portion of the intellectual property owned by Bidi and related to Bidi products. Should we pursue such a transaction, it would be a “related party transaction,” as defined by the listing rules of Nasdaq and, thus, subject to the review of the Audit Committee of our Board (or, if deemed appropriate, a special Board committee comprised of disinterested directors). Further, should we undertake such a transaction, then we would become responsible to respond if a third-party challenged Bidi’s patents, or infringed upon such rights, in which case our business could be materially adversely affected.

We outsource key sales and marketing and other key functions to QuikfillRx, and the loss of this relationship would damage our business.

We conduct our sales and marketing activities in close coordination with our consultant QuikfillRx. Pursuant to our agreement with QuikfillRx (most recently amended in November 2022), QuikfillRx provides key services to us. We are therefore reliant on our relationship with QuikfillRx, and the loss of that relationship for any reason would significantly damage our ability to operate our business.

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

Our business is rapidly evolving and is particularly at risk given the FDA’s January 2024 MDO for Classic BIDI® Stick or in the event that Bidi’s pending PMTA for non-tobacco flavored BIDI® Sticks is denied or delayed.

The ENDS industry is relatively new and is rapidly evolving, and the FDA has been aggressive in its oversight of the ENDS industry. Changes in existing laws, regulations and policies and the issuance of new laws, regulations, policies, as well as the FDA’s actions on ENDS-related PMTAs (including Bidi’s) and any other entry barriers in relation to the ENDS industry may materially and adversely affect our ability to conduct business and our results of operations.

Bidi was among the many companies that received a MDO for its non-tobacco flavored BIDI® Sticks. On August 23, 2022, the U.S. Court of Appeals for the Eleventh Circuit set aside (i.e., vacated) the MDO issued to the non-tobacco flavored BIDI® Sticks and remanded Bidi’s PMTA back to FDA for further review. Specifically, the Court held that the MDO was “arbitrary and capricious” in violation of the Administrative Procedure Act (“APA”) because the FDA failed to consider the relevant evidence before it, specifically Bidi’s aggressive and comprehensive marketing and sales-access-restrictions plans designed to prevent youth appeal and access.

The opinion further indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the “appropriate for the protection of the public health” standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because an MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA. The FDA did not appeal the 11th Circuit’s decision.

In the meantime, Bidi has been able to continue marketing and selling the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. As none of these scenarios apply to Bidi, we believe the risk of FDA enforcement is low. However, there is a risk that Bidi’s PMTA for non-tobacco flavored BIDI® Sticks will be denied, which would have a significant adverse affect on our business and could lead to our bankruptcy or the failure of our business entirely.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted a timely response in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick, which Bidi is contesting via a petition for review with the 11th Circuit. The January 2024 MDO regarding Classic BIDI® Stick has had an adverse impact on our business, and the outcome of Bidi’s 11th Circuit petition is uncertain and will likely take many months or longer to resolve. Our continuing inability to sell Classic BIDI® Stick could continue to cause material impediments to our ability to operate our business and cause a material adverse affect on our results of operations.

If it is determined or perceived that the usage of ENDS products poses long-term health risks, the use of ENDS products may decline significantly, which may materially and adversely affect our business, financial condition, and results of operations.

Negative publicity on the health consequences of ENDS products or other similar devices may also adversely affect the usage of ENDS products. For example, the FDA and the United States Centers for Disease Control and Prevention (“CDC”) issued a joint statement on August 30, 2019, linking a number of cases of respiratory illnesses to ENDS product use. On November 8, 2019, the CDC announced that it had preliminarily linked cases of severe respiratory illness to the presence of Vitamin E acetate, which was found in certain Tetrahydrocannabinol (THC)-containing ENDS cartridges for non-electronic nicotine delivery systems (non-ENDS) products that may have been obtained illegally. However, evidence is not sufficient to rule out the contribution of other chemicals of concern, including chemicals in either THC or non-THC products (THC is the principal psychoactive constituent of cannabis). In January 2020, after further research, the FDA and CDC recommended against the use of THC-containing ENDS products, especially those from unofficial sources, and that the underage, pregnant women and adults who do not currently use tobacco products should not start using ENDS products. On February 25, 2020, the CDC issued a final update, stating that the number of cases of severe respiratory illnesses had declined to single digits as of February 9, 2020. The CDC also reconfirmed that (i) Vitamin E acetate, which was found in some THC-containing ENDS cartridges for non-ENDS ENDS products that were mostly obtained illegally, was strongly linked to and indicated to be the primary cause of the severe respiratory illnesses, and (ii) THC-containing ENDS products from informal sources were linked to most cases of severe respiratory illnesses. Furthermore, there have been recent claims that users of ENDS products may suffer a greater risk of more serious COVID-19 complications. However, it remains unclear whether the exposure to toxic chemicals through ENDS product usage will increase the risk of COVID-19.

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

We do not expect the assets acquired from GoFire will generate immediate revenue for us, and we may never be able to develop these assets into revenue generating products.

We purchased a certain vaporizer and inhalation-related patent portfolio from GoFire in May 2023 with the goal of diversifying our business and lessening our dependence on Bidi. We do not expect that the acquired assets will generate immediate revenue for us. While we will seek to monetize the acquired intellectual property, including through third-party licensing opportunities, we can give no assurances at this time that either (i) the patent applications we acquired will result in issued patents or (ii) we will be able to successfully monetize these assets. Our failure to capitalize on our GoFire assets would materially impair our strategy of diversifying our product offerings, leaving us even more reliant on the products we distribute for Bidi.

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

Consumer perceptions of the overall safety of tobacco, nicotine, cannabis, and hemp/CBD-related products is likely to continue to shift, and our success depends, in part, on our ability to anticipate these shifting tastes and the rapidity with which the markets in which we compete will evolve in response to these changes on a timely and affordable basis. If we are unable to respond effectively and efficiently to changing consumer preferences, the demand for our products may decline, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry and significant, and unfair, competition that we are faced with. Moreover, factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch  to illegal, cheaper tobacco-related products, and providing greater rewards for smugglers. All of these factors based on illicit trade has had and may continue to have an adverse effect on our overall sales volume, may restrict the ability to increase selling prices, damage our brand equity, and may lead to commoditization of our products. If we are unable to manage the risks posed by illicit competition, our results of operation and overall business may suffer.

Our products are regulated by the FDA, which has broad regulatory powers. Increases in tobacco-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

Tobacco products, premium cigarette papers, and tubes have long been subject to substantial federal, state, and local excise taxes. Such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives or further disincentivize tobacco usage. Since 1986, smokeless products have been subject to federal excise tax. Federally, smokeless products are taxed by weight (in pounds or fractional parts thereof) manufactured or imported. Any increases in tobacco-related taxes may materially adversely affect the demand for our products.

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

For example, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny a PMTA for flavored ENDS. To date, at least four states have banned the sale of flavored ENDS (e.g., New York, New Jersey, Rhode Island, and Massachusetts), with several more considering similar bans (e.g., Maryland, California, and Connecticut). As the September 9, 2021, PMTA review deadline has now passed, the FDA has implemented a de facto ban of non-tobacco flavored ENDS by denying over 99% of pending applications, while issuing zero marketing authorizations for non-tobacco flavored ENDS.

If flavors are ultimately prohibited to be sold by Bidi in the United States, the use of ENDS products may decline significantly, which may materially and adversely affect our business, financial condition, and results of operations. Continued evolution, uncertainty, and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition.

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

Significant increases in state and local regulation of our products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. The Prevent All Cigarette Trafficking (or PACT) Act, which went into effect in June 2010, amended the Jenkins Act and initially only applied to the sales of cigarettes, roll-your-own tobacco, and smokeless tobacco. Specifically, the PACT Act regulates the sale, transfer, or shipment of these products for both business-to-business transactions as well as “delivery sales,” which are defined as any sale of cigarettes, roll-your-own tobacco, or smokeless tobacco where the consumer orders the product remotely and prohibits such deliveries through the U.S. Postal Service (or USPS), except in certain circumstances (e.g., business-to-business deliveries).

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

Our business may be damaged by events outside of our own or Bidi’s control, such as the impact of epidemics, political changes, or natural disasters.

Our business could be adversely affected by the effects of epidemics, political changes, wars or natural disasters. World economies and capital markets have been adversely impacted by COVID-19 and its variants, the Ukraine-Russia conflict, the recent eruption of hostilities in Israel and Gaza and political instability in the United States and elsewhere. The lasting impacts of these matters on the United States and broader global economy, including supply chain disruption, may have a significant continuing negative effect on our company and may continue to materially impact our company, our ability to conduct business, our financial condition and results of operations.

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

Federal and state laws require us to safeguard our wholesalers’, retailers’, and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We cannot guarantee that a future breach will not result in material liability or otherwise harm to our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers, or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. We rely on third-party technology to safeguard the security of sensitive information in our possession. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability could harm our reputation and, therefore, our business and financial condition. In addition, a party who can circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. Any insurance coverage that we obtain to cover such risks may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

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

Our success depends upon the continued contributions of our senior management, especially our Executive Chairman and Interim Chief Executive Officer and President, Barry Hopkins, our Chief Financial Officer, Treasurer and Secretary, Thomas Metzler, our Chief Operating Officer, Stephen Sheriff and our Chief Science & Regulatory Officer, Nirajkumar Patel. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers join a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations.

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

For so long as any shares of Series B Preferred Stock remain outstanding, the majority holders of the Series B Preferred Stock are entitled to designate one individual to be nominated to serve as a director on our board of directors.

For so long as any shares of Series B Preferred Stock remain outstanding, the majority holders of the Series B Preferred Stock (or the Majority Holders) will be entitled to designate one (1) individual to be nominated to serve as a director (who we refer to as the Series B Preferred Director) on our board of directors (or the Board). At each annual meeting of the stockholders of our company, or at any special meeting called for the purpose of electing directors, the Board shall nominate such designee for election. Unless the Board shall have received from the Majority Holders a written designation by March 1 of each calendar year of an individual other than the then-sitting Series B Preferred Director, the Board shall nominate the then-sitting Series B Preferred Director for re-election to the Board. The Series B Preferred Director is subject to any board of directors-related provisions that may be contained in our Certificate of Incorporation or Bylaws. The Majority Holders, voting as a single class at a meeting called for such purpose (or by written consent signed by the Majority Holders in lieu of such a meeting), have the sole right to remove the Series B Preferred Director from the Board. Any vacancy created by the removal, resignation or death of a Series B Preferred Director may solely be filled by the Majority Holders, voting as a single class, at a meeting called for such purpose (or by written consent signed by the Majority Holders in lieu of such a meeting). The Series B Preferred Director shall be entitled to receive similar compensation, benefits, reimbursement (including of reasonable travel expenses), indemnification and insurance coverage for his or her service as a director of our company as the other non-employee directors of on the Board. The initial Series B Preferred Director is Mr. James P. Cassidy. As of the date of this Report, the seat on our Board designated for the Series B Preferred Director is vacant due to Mr. Cassidy’s resignation from the Board on January 25, 2024. As a result of their Board appointment right, the Majority Holders could have a disproportionate impact on our governance and operations, which could have an adverse effect on our company.

The Series B Preferred Stock ranks senior to our Common Stock.

The Series B Preferred Stock ranks, with respect to dividend rights, rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of our company, and redemption rights, senior to the Common Stock and each other class or series of securities now existing or hereafter authorized classified or reclassified, the terms of which do not expressly provide that such class or series ranks on a parity basis with or senior to the Series B Preferred Stock as to dividend rights, rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of our company, and redemption rights.

Future offerings of debt or equity securities may rank senior to our Common Stock.

We have a present need for additional capital, and we will likely continue to seek to raise new funding from time to time through the issuance of debt or equity securities. Our Board of Directors has the ability, without further approval of our stockholders, to issue debt or equity securities in the future, in addition to the Series B Preferred Stock, ranking senior to our Common Stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges, including with respect to dividends, more favorable than those of our Common Stock and may result in dilution (perhaps significant) to our stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings or financings, any of which could reduce the market price of our Common Stock and dilute its value.

We may issue additional classes or series of preferred stock whose terms could adversely affect the voting power or value of our commons stock.

Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board may determine. The terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Common Stock.

The market price for our Common Stock is volatile and has and will fluctuate.

The market price for shares of our Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) action by the FDA with respect to Bidi’s PMTAs or regulatory action by FDA generally against Bidi, our company or our industry, (ii) actual or anticipated fluctuations in our quarterly financial results; (iii) recommendations by securities research analysts; (iv) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (v) addition or departure of our executive officers or members of our Board and other key personnel; (vi) release or expiration of lock-up or other transfer restrictions on outstanding shares of Common Stock; (vii) sales or perceived sales of additional shares of our Common Stock; (viii) the liquidity of our Common Stock or lack thereof; (ix) significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and (x) news reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our shares of Common Stock may decline even if our operating results, underlying asset values or prospects have not changed.

Our Common Stock is listed on the Nasdaq but there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq in the future, particularly since we are presently experiencing a Nasdaq continuing listing deficiency.

Although our Common Stock is listed on Nasdaq, we cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Common Stock on Nasdaq in the future. Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity, and other financial metric criteria, as well as certain corporate governance requirements, for our Common Stock to continue trading on Nasdaq. If we fail to comply with the continued listing standards, our Common Stock could be delisted.

We have been subject to Nasdaq listing deficiency issues in the past. On January 26, 2022, Nasdaq notified us that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price of our Common Stock was below $1.00 per share for 30 consecutive business days. While this listing deficiency was cured, on January 30, 2023, Nasdaq again notified us that we were not in compliance with the Bid Price Rule given that our Common Stock had traded at below $1.00 for 30 consecutive business days. While we regard compliance with the Bid Price Rule as of February 8, 2024 as a result of our January 2024 reverse stock split, we remain subject to the risk that our Common Stock price could again fall below $1.00 and we may again become subject to delisting for failure to comply with the Bid Price Rule.

Moreover, on November 7, 2023, we received written notice from Nasdaq stating that we failed to hold an annual meeting of shareholders within twelve (12) months after our fiscal year ended on October 31, 2022, as required by Nasdaq Listing Rule 5620(a) (or the Annual Meeting Listing Rule). We submitted a plan of compliance to Nasdaq and have been granted until April 29, 2024 to hold our annual meeting.

There can be no assurances given that we will be able to cure any listing deficiencies related to our company. A failure to maintain listing on Nasdaq could have a material adverse effect on the liquidity and price of our Common Stock.

Future sales of shares of our Common Stock by our controlling shareholder or by our officers and directors may negatively impact the market price for our Common Stock.

Subject to compliance with applicable securities laws, our controlling shareholder Kaival Holdings as well as our directors and officers and their affiliates may sell some or all of their shares of our Common Stock in the future. No prediction can be made as to the effect, if any, such future sales of shares of our Common Stock may have on the market price of the shares of our Common Stock prevailing from time to time. However, the future sale of a substantial number of shares of our Common Stock by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our shares of our Common Stock.

The concentration of ownership by Kaival Holdings and our officers and directors may result in conflicts of interest and may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of as of the date of this Report, Kaival Holdings, our affiliated majority stockholder, together with our officers and directors, beneficially own a combined total of approximately 68,64% percent of our outstanding Common Stock, including shares of our Common Stock subject to stock options that are currently exercisable or are exercisable and that vest within 60 days as of the date of this prospects. If our controlling stockholder, together with these officers and directors act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations, or other significant transactions. In particular, the interests of Kaival Holdings (which is controlled by Nirajkumar Patel, our Chief Science and Regulatory Officer and director) may not always coincide with our interests or the interests of other stockholders, which could cause Mr. Patel to become subject to conflicts of interests which may not be resolved in favor of our minority stockholders. Mr. Patel also controls Bidi, our principal commercial partner, as well as the entity that is the landlord of our principal officer and warehouse, all of which creates the potential for conflicts of interest for Mr. Patel. For example, Kaival Holdings, together with our officers and directors, could cause us to enter into transactions or agreements that we would not otherwise consider or might not be in the best interests of our minority stockholders. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of our Common Stock. The concentration of ownership also may contribute to the low trading volume and volatility of our Common Stock. Moreover, any such conflicts of interests may not be easy to resolve and could impair our ability to operate our business.

Our Common Stock may become the target of a “short squeeze.”

Beginning in 2021, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of Common Stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies trading at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. We may be a target of a short squeeze, and investors may lose a significant portion or all their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

We do not currently pay dividends on our shares of Common Stock and have no intention of paying dividends on shares of our Common Stock for the foreseeable future.

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

Investors may find our Common Stock less attractive because we rely on these exemptions, which could contribute to a less active trading market for our Common Stock or volatility in our share price. In addition, we may be less attractive to investors, and it may be difficult for us to raise additional capital when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

Our management has identified, and we have disclosed, certain material weaknesses in our system of internal controls over financial reporting as of our fiscal year ended October 31, 2023. Specifically, our management has found that our internal control system over financial reporting was ineffective as of October 31, 2023, based on a determination that there was a lack of sufficient resources to provide adequate segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal controls identified above.

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

On June 10, 2022, we entered into a Lease Agreement (the “2022 Lease”) with Just Pick, LLC (a related party) for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick, LLC is considered a related party as it is owned by our Chief Science and Regulatory Officer and director, Nirajkumar Patel. We believe our office space is sufficient to meet our current needs. We must pay the Just Pick lease base rent equal to $17,777 per month during the first year of the lease term. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,666 in the second year, $19,554 in the third year, $20,443 in the fourth year, $22,221 in the fifth year, $23,999 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if appliable. In addition to the base rent, we must pay Just Pick one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the lease term.

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

While we are not a party to the legal or regulatory proceedings involving Bidi described in Item 1 – Business – FDA PMTA and MDO Determinations, Related Court Actions and the Impact on Our Business, the outcome of those or related proceedings could have a material adverse or positive impact on our ability to operate our business given our reliance on Bidi.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 20, 2021, our Common Stock began trading on the Nasdaq Capital Market under the trading symbol “KAVL.” On February 8, 2024, the last reported sales price of our Common Stock was $2.70.

Holders

As of February 6, we had approximately 7,400 record holders of our Common Stock.

Dividends

Our authorized Common Stock consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 2,793,386 shares of Common Stock issued and outstanding as of October 31, 2023 as compared to 2,674,718 shares of the Common Stock issued and outstanding as of October 31, 2022.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock

Our authorized Common Stock consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 2,793,386 shares of Common Stock issued and outstanding as of October 31, 2023 as compared to 2,674,718 shares of the Common Stock issued and outstanding as of October 31, 2022.

During the year ended October 31, 2023, we issued 95,239 shares of Common Stock as consideration for the acquisition of intellectual property assets from GoFire. We also issued 4,381 shares of Common Stock as compensation for advisory services rendered in connection with the GoFire APA.

During the year ended October 31, 2023, we issued 19,048 shares of Common Stock as part of a loan transaction with AJB Investments entered into on August 9, 2023. Such loan has been repaid in full as of the date of this Report.

During the fiscal year ended October 31, 2022, third parties exercised warrants to purchase 40,744 shares of our Common Stock for net proceeds of $1,625,650.

During the fiscal year ended October 31, 2022, we issued 5,870 shares of Common Stock with the fair value of $172,379 to employees for services RSUs that were settled with common shares. Of the shares issued to employees, 2,130 shares were withheld by us to satisfy tax withholding obligations equal to $59,862.

During the fiscal year ended October 31, 2022, 618 shares of our Common Stock were issued to an individual as compensation for consulting services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2022, 731 shares of our Common Stock were issued to QuikfillRx, LLC as compensation for marketing and promotion services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended October 31, 2022, 539 shares of our Common Stock were issued to an individual as compensation for professional legal services rendered to us. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of shares of our Common Stock did not involve any public offering).

During the fiscal year ended, October 31, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, our majority stockholder. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 0.3968, equaled 1,190,477 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2022.

Series B Convertible Preferred Stock

We issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of intellectual property assets from GoFire in May 2023. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to our board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at our option at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of our company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from May 30, 2023 and payable on the eighteen-month anniversary of May 30, 2023. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18 month, 24 month, 36, month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 number of shares of Series B Preferred Stock on each of the these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2023, included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

Our business is focused on the sales, marketing and distribution of ENDS products, also known as “e-cigarettes”, in a variety of favors. Our primary product is the Bidi® Stick as well as other products manufactured by our affiliate Bidi. We hold the exclusive worldwide right to market and distribute the Bidi® Stick and certain other products manufactured by Bidi. We intend to drive revenue growth primarily through wholesale and traditional retail channels, including convenience stores.

Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS and related components (as more particularly set forth in the A&R Distribution Agreement and referred to herein as the products) for sale and resale to both retail level customers and non-retail level customers. Currently, the products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our Chief Science and Regulatory Officer and director and an indirect controlling stockholder of our company, owns Bidi.

BIDI® Stick comes in a variety of flavor options for adult cigarette smokers. We do not manufacture any of the products we resell. The BIDI® Stick is manufactured by Bidi. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to use with our commercial partners in connection with our marketing and promotion of the products.

We process all sales made only to non-retail customers, with all sales to non-retail customers made through Bidi’s age-restricted website, www.wholesale.bidivapor.com. We ceased all direct-to-consumer sales in February 2021 in order to better ensure youth access prevention and to comply with the Prevent All Cigarette Trafficking (or PACT) Act. We provide all customer service and support at our own expense through QuikfillRx as described below. We set the minimum prices for all sales made by us. We maintain adequate inventory levels of products in order to meet the demands of our non-retail customers and deliver the products sold to these customers.

A key third party collaborator of ours is QuikfillRx, which does business as “Kaival Marketing Services” to reflect its contributions to our company. QuikfillRx provides us with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, which has a current term ending on October 31, 2025 (subject to potential one-year extensions) and pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options.

We have also maintain key international licensing agreements with Philip Morris and its affiliates as described under Item 1 – Business.

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

Bidi is controlled by Nirajkumar Patel, our Chief Science and Regulatory Officer and a director of our company. Moreover, Kaival Holdings, an entity controlled by Mr. Patel, is our majority stockholder. In addition, our corporate headquarters is leased to us by an affiliate of Mr. Patel. Therefore, Mr. Patel has the power and ability to control or influence our business. As of October 31, 2023 our company had an accounts payable to Mr. Patel and Bidi in the amount of $2,474,817.

Dependence on QuikfillRx, LLC and Distributors

We are substantially dependent on QuikfillRx, LLC (d/b/a Kaival Marketing Services, or KMS) to provide key marketing, sales and other support services to us. In addition, we rely on third-party brokers and distributors to introduce and place our products into our historic foundation of convenience stores and more recently into new retail channels, including dollar, grocery and mass-merchandisers. The loss of one or more of these key relationships would have a material adverse effect on our business.

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

On July 25, 2022, we announced the launch of PMPSA’s custom-branded self-contained e-vapor product, pursuant to the licensing agreement. The product, a self-contained e-vapor device initially called VEEBA and more recently rebranded as VEEV NOW, has been custom developed and was initially distributed in Canada. VEEV NOW was then commercially launched by PMPSA in Europe in February 2023, with additional market launches planned this year. On August 12, 2023, we executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which was effective on June 30, 2023), resulting in a Net Reconciliation Payment to KBI and ongoing quarterly royalty payments.

The ability of PMPSA to generate sales of its licensed products is important to our results of operations since we derive royalty revenue from PMPSA sales. Should our relationship with PMPSA deteriorate or terminate, or if PMPSA is unable to generate meaningful sales of its licensed products, our business and results of operations would be materially harmed.

Ability to Develop and Monetize the GoFire Intellectual Property

We purchased certain vaporizer and inhalation-related technology from GoFire in May 2023 with the goal of diversifying our business and lessening our dependence on BIDI. We do not expect that the acquired assets will generate immediate revenue for us, and while we believe this to be a transformative acquisition for us and we are already seeking to develop and monetize the acquired assets, we can give no assurances at this time that either (i) the patent applications we acquired will eventuate in issued patents or (ii) we will be able to enter into successful monetizing arrangements with respect to these assets.

Nature of our Products and Regulation

Our products (including both our core Bidi Stick products and any products that we may develop from the GoFire assets) are and will be heavily regulated by the FDA, which has broad regulatory powers. As described under Item 1 – Business – FDA PMTA and MDO Determinations, Related Court Actions and the Impact on Our Business, the outcome FDA actions and related proceedings against or by Bidi (including the January 2024 MDO regarding Classic Bidi Sticks) could have a material adverse impact on our ability to operate our business given our reliance on Bidi. In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. For example, in November 2022 California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. Several other states have banned flavored ENDS, including New York, New Jersey, Rhode Island, and Massachusetts, with several more considering similar bans (e.g., Maryland, and Connecticut).

Also, competition in the market for e-cigarettes from illicit sources may have an adverse effect on our overall sales volume, restricting our ability to increase selling prices and damaging our brand equity and reputation. Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry, including the Bidi products we sell.

In addition, the market for ENDS products is subject to a great deal of uncertainty and is still evolving. ENDS products, having recently been introduced to market over the past 10 to 15 years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated, and characterized by a number of market participants. Rapid growth in the use of, and interest in, ENDS products is recent, and may not continue on a lasting basis. With respect to the GoFire assets, the underlying technology touches on hemp/cannabis, nutraceutical and healthcare applications in addition to nicotine, all of which are heavily regulated by the FDA and other federal and state agencies. The demand and market acceptance for all of these products is subject to a high level of uncertainty. Therefore, we are subject to all the business risks associated with a new enterprise in an evolving market.

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

Ability to Meet Demand for our Products

Increased demand for our products and have opened new distribution channels for us through which we can sell our products. However, a sharp increase in demand for products will require us to use cash and/or obtain financing in order to purchase products from Bidi for resale in the marketplace. As a result, we are faced with the risk that such cash or financing will not be available in sufficient amounts or on terms acceptable to us (or at all) to meet the market demand for products. Our inability to fulfill this demand will damage our reputation and could materially impact on our ability to increase sales of products which, in turn, would adversely impact the results of our operations.

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

Supply Chain

The spread of COVID-19 throughout the world as well as increasing tensions with China over the past several years and Russia’s February 2022 invasion of Ukraine has created global economic uncertainty, which may cause partners, suppliers, and potential customers to closely monitor their costs and reduce activities. Any of the foregoing could materially adversely affect the supply chain for Bidi and our products, and any supply chain distribution for products could have a materially adverse effect on the results of operations.

Going Concern

Our financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (or FASB), Accounting Standards Update (or ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As shown in the accompanying consolidated financial statements, we will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan as we seek to grow our revenues and ultimately achieve positive cash flow and profitability. In addition, our ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as our negative cash flows from operations, significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

Our management plans to continue similar operations with increased marketing and enhanced efforts to increase sales, which we believe will result in increased revenue and ultimately net income and positive cash flow from operations.

However, there is no assurance that our plans will be able to generate expected or greater amounts of revenues or ever achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks we face. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand as of the date of this Report to support our operations for at least 12 months. As of October 31, 2023, we had working capital of approximately $2 million and total cash of approximately $0.5 million. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, increased costs and our potential plan to redeem for cash the shares of our Series B Preferred Stock issued in connection with our GoFire asset purchase in May 2023. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2023 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have, or have access to, the financial resources to weather the impacts of the FDA’s PMTA process and Bidi’s receipt of MDOs from the FDA in 2021 and 2024, which are subject to additional FDA action and ongoing court proceedings, respectively. However, we will require further financing for the next twelve months, given our operating results.

Cash Flows:

Net cash flows used in operations was approximately $3.0 million for fiscal year ended 2023, compared to cash flow used in operations of approximately $5.7 million for fiscal year ended 2022. The decrease in cash flows used in operations for the fiscal year ended 2023 compared to the fiscal year ended 2022 was primarily due to changes in Other receivable – related party, Income tax receivable, and Accounts payable – related party (such related party being our affiliate, Bidi, as described further below under Results of Operations).

Net cash flows used in investing activities was $315,769 for the fiscal year ended 2023, compared to zero cash flow used in investing activities for the fiscal year ended 2022. The cash used in investing activities for the fiscal year ended 2023 consisted of cash used for the purchase of warehouse equipment and used for the transaction acquisition costs associated with the purchase of the GoFire, intellectual property.

Net cash flows provided by financing activities was $136,789 for the fiscal year ended 2023, compared to $1.6 million provided by financing activities for the fiscal year ended 2022. The cash provided by financing activities for the fiscal year ended 2023 consisted primarily of short-term financing.

Results of Operations

Fiscal year ended October 31, 2023, compared to fiscal year ended October 31, 2022

Revenues:

Revenues for fiscal year 2023 were approximately $13.1 million, compared to approximately $12.8 million in fiscal year 2022. Revenues slightly increased in fiscal year 2023, primarily due to royalties received from PMPSA.

Cost of Revenue, Net and Gross Profit (Loss):

Gross profit in fiscal year 2023 was approximately $2.6 million, compared to approximately $1.2 million for fiscal year 2022. Total cost of revenue was approximately $10.5 million for fiscal year 2023, compared to approximately $11.5 million for fiscal year 2022. The increase in gross profit volume is primarily driven by the decrease in cost of revenue.

Operating Expenses:

Total operating expenses were approximately $13.2 million for fiscal year 2023, compared to approximately $15.6 million for fiscal year 2022. For the fiscal year 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $2.5 million, stock option compensation expense of approximately $3.2 million, professional fees of approximately $2.7 million, salaries and wages of $2.0 million, and all other general and administrative expenses of approximately $2.0 million. In fiscal year 2022, operating expenses consisted primarily of advertising and promotion fees of approximately $2.7 million, stock option compensation expense of approximately $6.0 million, professional fees of approximately $3.2 million, salaries and wages of $1.7 million, and all other general and administrative expenses of approximately $2.0 million. We expect future operating expenses to increase as we seek to generate increased sales growth and invest in our infrastructure to support the planned business growth.

Income Taxes:

We have Federal net operating loss (“NOL”) carryforwards of approximately $23.8 million and state NOL carryforwards of approximately $186 thousand. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. Our federal and state tax returns for the 2021 and 2022 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Management determined that a valuation allowance of approximately $7.3 million for the year ended on October 31, 2023, was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Please refer to Note 10, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Loss:

Net loss for fiscal year 2023 was approximately $11.1 million, or $(4.13) basic and diluted net loss per share, compared to a net loss of approximately $(14.4) million, or $(7.60) basic and diluted net loss per share, for fiscal year 2022. The decrease in net loss for the fiscal year 2023, as compared to net loss in fiscal year 2022, is attributable to the revenues and expenses factors noted above. Weighted-average Common Stock outstanding were 2,721,080 on October 31, 2023, as compared to 1,890,971 on October 31, 2022. The increase in the weighted-average shares in fiscal year 2023 was primarily attributable to the issuance of 118,668 shares of Common Stock.

Accrued Expenses:

During fiscal year 2023, we accrued approximately $81,300 for two quarterly bonuses and approximately $58,400 for approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the six months ended October 31, 2023. During fiscal year 2022, we accrued approximately $33,900 for a quarterly bonus and approximately $18,000 for approved expenses payable to QuikfillRx based on our applicable gross quarterly sales for the three months ended October 31, 2022. Excise taxes totaling approximately $5,800 were accrued based on taxable sales during the fourth quarter of fiscal year 2023, compared to excise taxes of approximately $6,600 that were accrued in fiscal year 2022 based on taxable sales during the fourth quarter of fiscal year 2022.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2023, 100% of the inventories of products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of approximately $12.8 million, as compared to $1.5 million for the year ended October 31, 2022.

On October 31, 2023, a credit of $3.0 million was applied from the related-party receivable balance to the related part accounts payable balance. After this was applied, we had no related party receivable balance. As of October 31, 2023, the related party accounts payable balance  related to purchases of inventories was $1.5 million. There was no related party accounts payable balance as of October 31, 2022. As of October 31,2022, we had a related party receivable balance due from Bidi of $3,704,132 of which $1,539,486 and $2,164,646 were classified as current and non-current respectively.

Concentration of Revenues and Accounts Receivable:

For the fiscal year 2023, (i) approximately 15% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC in the amount of approximately $2.0 million, (ii) approximately 14% from H.T. Hackney Co in the amount of $1.8 million, (iii) approximately 14% from FAVS Business, LLC in the amount of $1.8 million, (iv) approximately 13% from C Store Master in the amount of $1.8 million, and (v) approximately 11% from QuikTrip Corporation in the amount of $1.5 million. For the fiscal year 2022, (i) approximately 31% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from Favs Business in the amount of approximately $3.9 million, (ii) approximately 15% of the revenue from the sale of the Products was generated from H.T. Hackney Co. in the amount of approximately $1.9 million, and (iii) approximately 12% of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from GPM, in the amount of approximately $1.5 million.

FAVS Business LLC with an outstanding balance of approximately $302,000, C Store Master with an outstanding balance of approximately $301,000, and QuikTrip Corporation with an outstanding balance of approximately $165,000 accounted for approximately 35%, 35%, and 19% of the total accounts receivable from customers, respectively, as of October 31, 2023. Favs Business with an outstanding balance of approximately $375,000 and QuikTrip Corporation, with an outstanding balance of approximately $85,000, accounted for approximately 65% and 15% of the total accounts receivable from customers, respectively, as of October 31, 2022.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents on October 31, 2023, or October 31, 2022. Cash on October 31, 2023, and October 31, 2022, were $0.5 million and $3.7 million, respectively.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Revenue Recognition Policy

Products Revenue

We generate product revenue from the sale of our products to non-retail customers. We recognize revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. However, when we enter a consignment agreement with a new customer, once we ship and deliver the requested amount of the products the customer ordered to it distribution center for its retail sales location, we retain ownership of the delivered products until they are delivered to their retail stores. When the products are sold in the stores and the funds, as stated in the consignment agreement, are remitted to us, then we record the revenues in our financial records. We determined that a customer obtains control of the product upon shipment when title of such product and risk of loss transfer to the customer. Our shipping and handling costs are fulfillment costs, and such amounts are classified as part of cost of sales. The advance payment is not considered a significant financing component because the period between when we transfer a promised good to a customer and when the customer pays for that good is short. We offer credit sales arrangements to non-retail (or wholesale) customers and monitor the collectability of each credit sale routinely.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaival Brands Innovations Group, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

February 13, 2024

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

	October 31, 2023	October 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$533,659	$3,685,893
Accounts receivable	1,869,276	574,606
Other receivable - related party - short term	—	1,539,486
Inventories, net	4,071,824	1,239,725
Prepaid expenses	430,668	426,407
Income tax receivable	—	1,607,302
Total current assets	6,905,427	9,073,419
Fixed assets, net	2,842	—
Intangible assets, net	11,468,309	—
Other receivable - related party - net of current portion	—	2,164,646
Right of use asset - operating lease	1,008,428	1,198,969
TOTAL ASSETS	$19,385,006	$12,437,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$374,332	$40,023
Accounts payable - related party	2,474,817	—
Loans payable, net	799,471	—
Accrued expenses	736,194	1,099,157
Customer deposits	—	44,973
Customer refund due	392,406	—
Deferred revenue	—	235,274
Operating lease obligation - short term	184,568	166,051
Total current liabilities	4,961,788	1,585,478

LONG TERM LIABILITIES:
Operating lease obligation, net of current portion	866,207	1,050,776

TOTAL LIABILITIES	5,827,995	2,636,254

STOCKHOLDERS’ EQUITY:

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of October 31, 2023 and October 31, 2022, respectively)	—	—
Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 and none issued and outstanding as of October 31, 2023 and October 31, 2022, respectively)	900	—

Common stock
($0.001 par value, 1,000,000,000 shares authorized , 2,793,386 and 2,674,718 shares issued and outstanding as of October 31, 2023 and October 31, 2022, respectively)	2,793	2,675

Additional paid-in capital	44,317,266	29,429,281

Accumulated deficit	(30,763,948)	(19,631,176)
Total Stockholders’ Equity	13,557,011	9,800,780
TOTAL LIABILITIES & EQUITY	$19,385,006	$12,437,034

 The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2023	2022
Revenues
Revenues, net	$12,395,134	$12,701,539
Revenues - related party	10,828	68,139
Royalty revenue	780,929	117,292
Excise tax on products	(99,873)	(125,513)
Total revenues, net	13,087,018	12,761,457

Cost of revenues
Cost of revenue - related party	10,512,423	11,345,912
Cost of revenue - other	—	174,520
Total cost of revenue	10,512,423	11,520,432

Gross profit	2,574,595	1,241,025

Operating expenses
Advertising and promotion	2,450,721	2,679,308
General and administrative expenses	10,787,775	12,950,373
Total operating expenses	13,238,496	15,629,681

Other income (expense)
Interest expense, net	(466,523)	4
Total other income (expense)	(466,523)	4

Loss before income taxes provision	(11,130,424)	(14,388,652)

Provision for (benefit from) income taxes	2,348	(18,317)

Net loss	(11,132,772)	(14,370,335)
Preferred stock dividend	(112,500)	—
Net loss attributable to common shareholders	$(11,245,272)	$(14,370,335)

Net loss per common share - basic and diluted	$(4.13)	$(7.60)

Weighted average number of common shares outstanding - basic and diluted	2,721,080	1,890,971

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended October 31, 2023, and 2022

	Convertible Preferred Shares	Par Value Convertible Preferred Shares	Convertible Preferred Shares	Par Value Convertible Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
	(Series A)	(Series A)	(Series B)	(Series B)

Balances, October 31, 2021	3,000,000	$3,000	—	$—	1,437,869	$1,438	$21,580,716	$(5,260,841)	$16,324,313

Stock Issued for Services - RSUs	—	—	—	—	5,870	6	172,373	—	172,379
Common shares settled and cancelled	—	—	—	—	(2,130)	(2)	(59,860)	—	(59,862)
Common stock issued for compensation	—	—	—	—	1,888	2	65,321	—	65,323
Exercise of common stock warrants	—	—	—	—	40,744	41	1,625,609	—	1,625,650
Converted Series A Convertible Preferred Stock	(3,000,000)	(3,000)	—	—	1,190,477	1,190	1,810	—	—
Stock option expense	—	—	—	—	—	—	6,043,312	—	6,043,312
Net loss	—	—	—	—	—	—	—	(14,370,335)	(14,370,335)
Balances, October 31, 2022	—	$—	—	$—	2,674,718	$2,675	$29,429,281	$(19,631,176)	$9,800,780

Common shares issued for purchase of intangible assets	—	—	—	—	95,239	95	1,119,705	—	1,119,800
Preferred series B shares issued for purchase of intangible assets	—	—	900,000	900	—	—	9,047,080	—	9,047,980
Stock warrants issued for purchase of intangible assets	—	—	—	—	—	—	1,264,396	—	1,264,396
Common shares issued for services	—	—	—	—	4,381	4	51,506	—	51,510
Common shares issued for loan	—	—	—	—	19,048	19	130,459		130,478
Stock option expense	—	—	—	—	—	—	3,168,430	—	3,168,430
Stock warrant expense	—	—	—	—	—	—	218,909	—	218,909
Preferred stock dividend	—	—	—	—	—	—	(112,500)		(112,500)
Net loss	—	—	—	—	—	—	—	(11,132,772)	(11,132,772)
Balances, October 31, 2023	—	$—	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	13,557,011

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2023	October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,132,772)	$(14,370,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	237,702
Stock options expense	3,168,430	6,043,312
Stock warrants expense	218,909	—
Depreciation and amortization	328,304	—
Amortization of debt discount	463,160	—
Bad debt expense	47,727	—
ROU operating lease expense	190,541	132,890
Inventory reserve	381,512	—
Write-off of inventory	105,057	259,563

Changes in current assets and liabilities:
Accounts receivable	(1,342,397)	1,410,580
Other receivable - related party	3,704,132	(3,704,132)
Prepaid expenses	325,739	(106,876)
Inventory	(3,318,668)	13,827,082
Inventory deposit - related party	—	2,925,000
Income tax receivable	1,607,302	146,292
Accounts payable	334,309	(202,806)
Accounts payable - related party	2,474,817	(12,667,769)
Accrued expenses	(475,463)	519,553
Deferred revenue	(235,274)	235,274
Customer deposits	(44,973)	44,973
Customer refunds due	392,406	(316,800)
Right of use liabilities - operating lease	(166,052)	(118,633)
Net cash used in operating activities	(2,973,254)	(5,705,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(3,480)	—
Transaction acquisition costs	(312,289)	—
Net cash used in investing activities	(315,769)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	—	1,625,650
Settled RSU shares with cash	—	(59,862)
Proceeds from loans payable	1,272,980	—
Payments on loans payable	(1,136,191)	—
Net cash provided by financing activities	136,789	1,565,788

Net change in cash	$(3,152,234)	$(4,139,342)
Beginning cash balance	3,685,893	7,825,235
Ending cash balance	$533,659	$3,685,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,363	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Common shares issued for acquisition of intangible assets	$1,119,800	$—
Common shares issued for services-transaction cost	$51,510	$—
Series B preferred stock shares issued for acquisition of intangible assets	$9,047,980	$—
Stock warrants issued for acquisition of intangible assets	$1,264,396	$—
Preferred stock dividend	$112,500	$—
Insurance financed by third party	$330,000	$—
Common stock issued for note payable financing	$130,478	$—
Conversion of Series A Preferred Stock Shares to Common Stock Shares	$—	$25,000
New ROU leased asset recognized	$—	$1,276,255

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

Current Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and director of the Company. The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions and memorialize the Company’s current business relationship with Bidi. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.” The Company ceased all direct-to-consumer sales in February 2021.

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

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review.    In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. The Company cannot provide any assurances as to the timing or outcome.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of October 31, 2023, and October 31, 2022.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $252,586 and $2,912,793 as of October 31, 2023, and October 31, 2022, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on the management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of October 31, 2023, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required. The Company also had no allowance for doubtful accounts as of October 31, 2022.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $113,243 as of October 31, 2023 which is included in accrued expenses in the consolidated balance sheets in order to comply with ASC 855 Subsequent Events. See Note 12.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of October 31, 2023, the inventories only consisted of finished goods and were located in three locations; the Kaival main warehouse and two customer warehouses whose service agreements are on a consignment basis with Kaival. During fiscal year 2023, the Company had a write-off of $105,057 related to short-coded Bidi sticks that were no longer able to be sold. Based upon fiscal year 2023 inventory management procedures and their results, the Company has determined that no allowance for inventory is required as of October 31, 2022.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $381,512 as of October 31, 2023 in order to comply with ASC 855 Subsequent Events. See Note 12.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of October 31, 2023, and October 31, 2022, the Company has $0 and $44,973 in deposits from customers, respectively, which is included with the Company’s current liabilities. As of October 31, 2023, and October 31, 2022, the Company has $0 and $235,274 in deferred income from PMI guaranteed royalty revenue prepayments, respectively, which is included with the Company’s current liabilities.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of October 31, 2023, and October 31, 2022, the Company had $392,406 and $0 refunds due to various customers, respectively.

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

In consideration for the grant of the licensed rights, PMPSA agreed to pay to KBI a royalty equal to a percentage of the base price of the first sale of each unit of Product manufactured. In addition, before the launch of the first product in a market and each anniversary of such launch, PMPSA agrees to pre-pay to KBI a guaranteed minimum royalty based on the estimated royalties payable by PMPSA to KBI in relation to all markets in the twelve (12)-month period following the first launch or each successive anniversary of the first launch, subject to an aggregate maximum guaranteed royalty payment for all markets for each applicable twelve (12)-month period. PMPSA may require modification of certain products to be sold under the PMI Licensing Agreement to be modified for a PMI Market. Pursuant to the PMI Licensing Agreement, PMPSA has absolute discretion over sales, marketing, product branding and packaging pertaining to sales in the PMI Markets, as well as the right to select the specific PMI Markets in which to launch commercialization and determine what product types are to be promoted in each market, subject to sales and marketing plans and annual business plans set by PMPSA and certain expansion criteria agreed between PMPSA and KBI. Royalty revenue earned from the PMI License Agreement is recognized in the period the sales of the Product manufactured occurs. As of October 31, 2023, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $1,002,196 of which $289,672 and $712,524 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

On August 12, 2023, the Company executed and entered into a Deed of Amendment No. 1 (the “PMI License Amendment”) with PMPSA, Bidi and KBI. Pursuant to the PMI License Amendment (which has an effective date of June 30, 2023), the following material changes have been made to the PMI License Agreement:

1. Royalty Rate. The royalty paid by PMPSA to KBI will no longer be based on sales price of the Product being sold, but rather on the volume of liquid contained within Product being sold. The royalty will be on a sliding scale of between $0.08 to $0.16 per sale based on the volume of liquid contained in the Product, increasing to between $0.10 to $0.20 per sale upon meeting certain sales milestones. For purposes of determining aggregate sales threshold, all sales undertaken since commencement of the PMI Licensing Agreement will be counted.

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

6. Net Reconciliation Payment to KBI. As a result of the changes to the PMI License Agreement described in paragraphs 1 thought 3 above, the value of such changes was calculated and reconciled as of the date of commencement of the PMI Licensing Agreement through June 30, 2023. On September 8, 2023, the Company received the Net Reconciliation Payment from PMPSA of $134,981 pursuant to this provision.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of October 31, 2023 and 2022, no additional license fees are owed to Bidi.

Concentration of Revenues and Accounts Receivable

For the fiscal year 2023, (i) approximately 15% or $1,986,970 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC, (ii) approximately 14% or $1,842,511 was generated from H.T. Hackney Co, (iii) approximately 14% or $1,817,310 was generated from FAVS Business, LLC, (iv) approximately 13% or $1,759,563 was generated from C Store Master, and (v) approximately 11% or $1,501,439 was generated from QuikTrip Corporation.

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

FAVS Business LLC with an outstanding balance of $302,400, C Store Master with an outstanding balance of $300,590, and QuikTrip Corporation with an outstanding balance of $164,987 accounted for approximately 35%, 35%, and 19% of the total accounts receivable from customers, respectively, as of October 31, 2023.

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

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potential common stock equivalents.

Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding plus common share equivalents from conversion of dilutive stock options and warrants using the treasury method and preferred stock using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive. For the year ended October 31, 2023 the outstanding common stock equivalents excluded from the computation of diluted net loss were 449,106 shares for stock options, 242,548 shares for warrants and 357,120 shares for series B convertible preferred stock. For the year ended, October 31, 2022 the outstanding common stock equivalents excluded from the computation of diluted net loss were 152,489 shares for stock options and 110,396 shares for warrants .

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

The Company has Federal net operating loss (“NOL”) carryforwards, consisting of total deferred tax assets, totaling approximately $23.8 million and state NOL carryforwards, consisting of total deferred tax liabilities, totaling approximately $0.2 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2020, 2021, and 2022 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $7,319,289 for the -year ended on October 31, 2023, and a valuation allowance of $4,286,289 for the year ended on October 31, 2022 were necessary to reduce the total net deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740 for those fiscal years.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, restricted cash, accounts receivable, accounts payable and accrued expenses. As of October 31, 2023, and 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements. However, In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. This is not effective for the Company until November 1, 2023

Note 3 – Going Concern

The accompanying financial statements of the Company are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan as the Company seeks to grow its revenues and ultimately achieve positive cash flow and profitability. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the Company’s negative cash flows from operations, significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue similar operations with increased marketing and enhanced efforts to increase sales, which the Company believes will result in increased revenue and ultimately net income and positive cash flow from operations.

However, there is no assurance that the Company’s plans will be able to generate expected or greater amounts of revenues or ever achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks faced by the Company. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Note 4 –Acquisition of GoFire Assets

On May 30, 2023 (the “Closing Date”), the Company and Kaival Labs entered into an Asset Purchase Agreement (the “GoFire APA”) with GoFire, Inc. (“GoFire”) to purchase certain intellectual property assets of GoFire consisting of various patents concerning electronic vaporizers and related technologies (the “Purchased Assets”) in exchange for equity securities of the Company and certain contingent cash consideration. The Company participated in this transaction with the intent to diversify its product offerings and create both near and long-term revenue opportunities. The Purchased Assets consist of 19 existing and 47 pending patents with novel technologies related to vaporization and inhalation.

Pursuant to the terms of the GoFire APA, the Company paid to GoFire, in addition to certain contingent cash consideration described below, consideration in the form of equity securities of the Company consisting of (i) an aggregate of 95,239 shares of Common Stock (the “APA Shares”); (ii) 900,000 shares of newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, (the “Series B Preferred Stock” and the shares of Common Stock underlying the Series B Preferred, the “Series B Conversion Shares”), the rights, preferences and terms of which are set forth in a Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Certificate of Designation”), and (iii) a common stock purchase warrant to purchase 95,239 shares of Common Stock (the “Warrant” and the shares of Common Stock underlying the Warrant, the “Warrant Shares”). As additional consideration for the Purchased Assets, any cannabis-specific (meaning cannabis, hemp or cannabinoid) royalties that are generated by Kaival Labs from or due to the Purchased Assets, from the Closing Date until January 1, 2027, will be subject to a contingent cash payment (“CCP”). Prior to the earlier of: (i) the Company achieving less than or equal to $15,000,000 in aggregate gross cannabis-specific royalties from any Kaival Labs licensing agreements, and (ii)

January 1, 2027, the Company shall pay GoFire a CCP equal to 50% of the aggregate gross cannabis-specific royalties generated by the Purchased Assets. After the earlier of: (i) the Company achieving greater than $15,000,000 in aggregate gross cannabis-specific royalties, and (ii) January 1, 2027, the Company shall pay GoFire a CCP equal to 10% of the aggregate gross cannabis-specific royalties generated by the Purchased Assets until January 1, 2027. Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date.

The Company has determined that the acquisition of the Purchased Assets constitutes an asset acquisition and has recorded the assets under a cost accumulation model. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transferred to the seller, as well as direct transaction costs, on the acquisition date. The cost of the acquisition is then allocated to the assets acquired based on their relative fair values. The cost of acquisition does not include any contingent consideration related to contingent cash payments as those obligations are contingent in future amount of royalties and will be recognized when the contingency is resolved, and the consideration is paid or becomes payable. Goodwill is not recognized in asset acquisition. The Purchased Assets have been recorded at a cost of $11,795,975 and are included in Intangible Assets in the consolidated balance sheet.

The consideration paid for the GoFire APA was as follows (see Note 5):

Common Stock	$1,119,800
Series B Preferred Stock	9,047,980
Common Stock Warrants	1,059,523
Transaction Costs	568,672
Total consideration	$11,795,975

The fair value of the Common Stock is based on the publicly traded share price as of the acquisition date and represents a Level 1 measurement.

The fair value of the Series B Preferred Stock and Common Stock Warrants were determined using the Black-Scholes Option Pricing model. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

Note 5 – Intangible Assets, net

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire APA. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $327,666 as of October 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 14.6 years.

The Company recognized an amortization expense of $327,666 for the year ended October 31, 2023. Amortization expense is included under general and administrative expenses in the consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

2024	$786,398
2025	786,398
2026	786,398
2027	786,398
2028	786,398
Thereafter	7,536,319
Total	$11,468,309

Note 6 – Loans Payable

On May 9, 2023, the Company entered into two loan agreements which are collateralized by all assets of the Company until the loans are repaid in full. As illustrated in the following table, under the terms of these agreements, the Company received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the lenders at the disclosed weekly payment rate. The Company’s former Chief Executive Officer, Eric Mosser personally guarantees the performance of these loans.

The Company has accounted for these agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

The following table shows our loan agreements as of October 31, 2023, and there were none as of October 31, 2022:

	Purchase			Payment	Payment	Deferred
Inception Date	Price	Purchased Amount	Outstanding Balance	frequency	Rate	Finance
						Fees
May 9, 2023	$400,000	$580,000	$53,709	Weekly	20,714	$3,434
May 9, 2023	400,000	580,000	80,467	Weekly	20,714	5,247
	$800,000	$1,160,000	$134,176			$8,681

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matures on February 8, 2024 (the “Maturity Date”) and bears interest at the rate of 10% per annum. Interest shall be payable on a monthly basis beginning on the date that is one month following the date of issuance of the Note. Provided no event of default (as defined in the Note) is in effect as of the Maturity Date, the Company may elect to extend the Maturity Date for a period of six (6) months. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”)   with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs are amortized over the term of the note. Amortization expense amounted to $122,273 for the year ended October 31, 2023. Under the SPA, the Company has the right to repurchase half of the Commitment Fee Shares if the Note is repaid in full prior to maturity. As of October 31, 2023 the carrying value of the loan and unamortized debt discount and issuance costs were $513,295 and $136,705 respectively

On May 20, 2023, the Company obtained a nine month loan from Westfield Bank to finance the annual D&O insurance. The principal amount was $342,001 and subject to an effective interest rate of 7.79%. As of October 31, 2023, the remaining balance was $152,000.

Note 7 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with a related party, as of October 31, 2023. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Office and Storage Space On November 1, 2021 the Company entered into a month-to-month lease agreement with Ranger Enterprises, LLC, located in Seymour, Indiana, to store product inventory at this satellite location. The Company made payments on this lease in the amount of $19,959. The lease was terminated in June 2022.

On November 11, 2021 the Company entered into a month- to-month lease agreement with FFE Solutions Group, located in Salt Lake City Utah, to store additional product inventory at this satellite location. The Company made payments on this lease in the amount of $19,108. This lease was terminated in April 2022.

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. The Company must pay Just Pick base rent equal to $17,777 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,666 in the second year, $19,554 in the third year, $20,443 in the fourth year, $22,221 in the fifth year, $23,999 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The Company had $190,541 and $118,633 in operating lease expenses for the year ended October 31, 2023, and October 31, 2022, respectively.

Cash flow information related to leases was as follows:

	October 31, 2023	October 31, 2022
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(190,541)	$(118,633)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets on October 31, 2023, and 2022:

Lease Position	October 31, 2023	October 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,008,428	$1,198,969
Right of use liability operating lease, current portion	$184,568	$166,051
Right of use liability operating lease, long term	866,207	1,050,776
Total operating lease liabilities	$1,050,775	$1,216,827

The following table provides the future minimum operating lease payments as of October 31, 2023:

Operating
Leases
Future minimum operating lease liabilities on October 31, 2023
2024	$228,133
2025	238,800
2026	253,614
2027	274,946
2028 and thereafter	175,989
Total future undiscounted lease payments	$1,171,482
Less: Imputed interest	(120,707)
Present value of lease liabilities	$1,050,775

As of October 31, 2023, the Company had no additional leases which had not yet commenced.

Note 8 – Stockholders’ Equity

Common Shares

During the year ended October 31, 2023, the Company issued 95,239 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Company also issued 4,381 shares of Common Stock as compensation for advisory services rendered in connection with the GoFire APA. See Note 4.

During the year ended October 31, 2023, the Company issued 19,048 common shares with a value of $130,478 as part of a loan issued on August 9, 2023.

During the year ended October 31, 2022, the Company issued 1,888 common shares for services rendered with a fair value of $65,323. There were 1,190,477 common shares issued for the conversion of Series A Convertible Preferred Stock to Common Stock, see preferred shares converted below. The Company issued 40,744 for $1,625,650 proceeds for the exercise of warrants.

The Company’s stock-based compensation for Common Stock issued for services for the fiscal years ended October 31, 2023, and October 31, 2022, was $0 and $237,702, respectively.

Restricted Stock Unit Awards

During the year ended October 31, 2022, 5,870 shares of Common Stock were issued to seven employees of the Company pursuant to restricted stock unit (“RSU”) agreements, resulting in $172,379 of share-based compensation. Of the shares issued to employees, 2,130 shares were withheld by the Company to satisfy tax withholding obligations equal to $59,862.

On March 4, 2022, the Company’s Board approved the termination of the RSU agreements with the consent of the employees. At the time these agreements were terminated, there remained 1,564,166 unvested RSUs with approximately $4,457,875 of related unvested compensation. See Common Stock Compensation Transition Plan below for additional details.

Series A Convertible Preferred Stock

Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; However, it was affected by a subsequent reverse stock split also, the conversion rate was adjusted such that each share of the Series A Preferred Stock is convertible into approximately 0.3968 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 0.3968, equaled 1,190,477 shares of Common Stock.

Series B Convertible Preferred Stock

The Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18 month, 24 month, 36, month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 number of shares of Series B Preferred Stock on each of the these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2021	7,143	$3,074,010	$191.52-602.28	$430.17
Granted	148,124	6,708,460	21.63-59.85	45.29
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(2,778)	(861,041)	191.52-545.58	309.95
Outstanding, October 31, 2022	152,489	8,921,429	21.63-602.28	58.50
Granted	300,188	5,314,460	10.08-20.72	17.66
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(3,571)	(154,481)	43.26	43.26
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	31.36
Exercisable, October 31, 2023	185,496	$9,194,852	$12.81-602.28	$49.57

The fair value of each option granted during the year ended October 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions in the following table:

	2023	2022
Expected dividend yield	0%	0%
Expected option term (years)	6.25-10	10
Expected volatility	270.98%-286.91%	279.81%-288.93%
Risk-free interest rate	3.47%-4.34%	1.74%-3.13%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Common Stock. The assumed discount rate was the default risk-free ten-year interest rate for US Treasury bills.

During the year ended October 31, 2022, the Company recognized stock option expense of $6,043,312 related to outstanding stock options. As of October 31, 2022, the Company had $1,716,795 of unamortized stock option expense. The weighted average remaining contractual life is approximately 9.52 years for stock options outstanding on October 31, 2022. As of October 31, 2022, the outstanding options have an intrinsic value of $50,000.

On February 27, 2022, non-qualified stock options exercisable for up to 9,524 shares of Common Stock were awarded to two consultants of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on the grant date and the remaining one-half of the shares vesting on the first anniversary of the grant date. The fair value of the options on the grant dates was $489,998 using a Black-Scholes option pricing model with the following assumptions: stock price $51.45 per share (based on the quoted trading price on the date of grant), a computed volatility of 288.93%, expected term of 10 years, and a risk-free interest rate of 1.83%.

On April 22, 2022, non-qualified stock options exercisable for up to 3,571 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with one-half of the shares vesting on June 30, 2022 and the remaining one-half of the shares vesting on October 31, 2022. The fair value of the options on the grant date was 106,499 using a Black-Scholes option pricing model with the following assumptions: stock price $29.82 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.00%, expected term of 10 years, and a risk-free interest rate of 2.90%.

On May 18, 2022, non-qualified stock options exercisable for up to 23,810 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on December 1, 2022. The fair value of the options on the grant date was $514,997 using a Black-Scholes option pricing model with the following assumptions: stock price $21.63 per share (based on the quoted trading price on the date of grant), a computed volatility of 284.70%, expected term of 10 years, and a risk-free interest rate of 2.89%.

On August 1, 2022, non-qualified stock options exercisable for up to 1,190 shares of Common Stock were awarded to one employee of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on August 1, 2023. The fair value of the options on the grant date was $29,000 using a Black-Scholes option pricing model with the following assumptions: stock price $24.36 per share (based on the quoted trading price on the date of grant), a computed volatility of 281.14%, expected term of 10 years, and a risk-free interest rate of 2.60%.

On August 24, 2022, non-qualified stock options exercisable for up to 2,381 shares of Common Stock were awarded to one consultant of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on grant date. The fair value of the options on the grant date was $65,999 using a Black-Scholes option pricing model with the following assumptions: stock price $27.72 per share (based on the quoted trading price on the date of grant), a computed volatility of 279.81%, expected term of 10 years, and a risk-free interest rate of 3.11%.

On March 4, 2022, options exercisable for up to an aggregate of 65,981 shares of Common Stock were granted from this new stock option program to the executive officers and employees, as a result of the transition. The fair values of the options on the grant dates, as noted above, were approximately $3,948,948 using a Black-Scholes option pricing model with the following assumptions: stock price $59.85 per share (based on the quoted trading price on the date of grant), volatility of 294.55%, expected term of 10 years, and a risk-free interest rate range of 1.62%. The Company is amortizing the expense over the vesting terms of each option. Please reference the Common Stock Compensation Transition Plan below.

On June 24, 2022, non-qualified stock options exercisable for up to 41,667 shares of Common Stock were awarded to two officers and three board members of the Company. These stock options have a ten-year term from the grant date, with 17,858 fully vested on June 24, 2022, and 23,809 vest over the next 2 years on June 23, 2023, and June 23, 2024. The fair value of the options on the grant dates was $1,504,990 using a Black-Scholes option pricing model with the following assumptions: stock price $36.12 per share (based on the quoted trading price on the date of grant), a computed volatility of 283.12%, expected term of 10 years, and a risk-free interest rate of 3.13%.

During the year ended October 31, 2023, the Company recognized stock option expense of $3,168,430 related to outstanding stock options. As of October 31, 2023, the Company had $3,904,525 of unamortized stock option expense. The weighted average remaining contractual life is approximately 8.99 years for stock options outstanding on October 31, 2023. As of October 31, 2023, the outstanding options have an intrinsic value of $0.

On November 9, 2022, non-qualified stock options exercisable for up to 11,905 shares of Common Stock were awarded to one supplier of the Company. These stock options have a ten-year term from the grant date, with the shares fully vested on the issue date. The fair value of the options on the grant date was $246,747 using a Black-Scholes option pricing model with the following assumptions: stock price $20.72 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%.

On November 9, 2022, non-qualified stock options exercisable for up to 142,857 shares of Common Stock were awarded to one supplier of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years. However, the grant provides that if the Company’s gross profit margin in any year over the 3 year period exceeds 15%, a certain number of options will vest to be calculated based on the Company’s total revenues. The fair value of the options on the grant date was $2,960,968 using a Black-Scholes option pricing model with the following assumptions: stock price $20.72 per share (based on the quoted trading price on the date of grant), a computed volatility of 275.68%, expected term of 10 years, and a risk-free interest rate of 4.12%. Management determined that it is not probable that the performance condition related to the net revenue and profit margin to be met over a period of 3 years will be achieved. However, for the year ended October 31, 2023, total options of 10,387 vested due to the Company’s gross profit margin exceeding 15% for the current year.

On February 6, 2023, non-qualified stock options exercisable for up to 7,141 shares of Common Stock were awarded to five employees of the Company. These stock options have a ten-year term from the grant date, with the shares vesting on 50% on February 6, 2024. The fair value of the options on the grant date was $109,499 using a Black-Scholes option pricing model with the following assumptions: stock price $15.33 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 47,620 shares of Common Stock were awarded to two senior executives of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on February 6, 2023 and the remaining 50% vesting on February 6, 2024. The fair value of the options on the grant date was $729,988 using a Black-Scholes option pricing model with the following assumptions: stock price $15.33 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 17,856 shares of Common Stock were awarded to three independent board members of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on February 6, 2024. The fair value of the options on the grant date was $273,747 using a Black-Scholes option pricing model with the following assumptions: stock price $15.33 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%.

On February 6, 2023, non-qualified stock options exercisable for up to 9,524 shares of Common Stock were awarded to one consultant acting as a sales broker for the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting based on the achievement of certain net revenue targets up to $100,000,000 in total net revenues over time to be generated from certain customers as listed in the sales broker agreement. The fair value of the options on the grant date was $145,998 using a Black-Scholes option pricing model with the following assumptions: stock price $15.33 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.98%, expected term of 10 years, and a risk-free interest rate of 3.63%. Management determined that it would not be probable that the performance conditions will be met and as such no expense was recognized on this award for the year ended October 31, 2023.

On March 3, 2023, non-qualified stock options exercisable for up to 2,381 shares of Common Stock were awarded to one interim senior executive of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on June 30, 2023. The fair value $12.87 of the options on the grant date was $30,650 using a Black-Scholes option pricing model with the following assumptions: stock price $12.817 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.91%, expected term of 10 years, and a risk-free interest rate of 3.97%.

On March 19, 2023, non-qualified stock options exercisable for up to 11,904 shares of Common Stock were awarded to two independent board members of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on March 19, 2024. The fair value of the options on the grant date was $217,498 using a Black-Scholes option pricing model with the following assumptions: stock price $18.27 per share (based on the quoted trading price on the date of grant), a computed volatility of 286.15%, expected term of 10 years, and a risk-free interest rate of 3.47%.

On July 8, 2023, incentive stock options exercisable for up to 2,381 shares of Common Stock were awarded to one employee of the Company. These stock options have a ten-year term from the grant date, with the shares vesting 25% annually through July 8, 2027. The fair value of the options on the grant date was $39,409 using a Black-Scholes option pricing model with the following assumptions: stock price $16.56 per share (based on the quoted trading price on the date of grant), a computed volatility of 280.34%, expected term of 6.25 years, and a risk-free interest rate of 4.01%.

On August 1, 2023, incentive stock options exercisable for up to 39,095 shares of Common Stock were awarded to two senior executives of the Company. These stock options have a ten-year term from the grant date, with the shares vesting as following: 1/4 of options on August 1, 2024 and thereafter 1/36 per month through August 1, 2027. The fair value of the options on the grant date was $485,000 using a Black-Scholes option pricing model with the following assumptions: stock price $12.41 per share (based on the quoted trading price on the date of grant), a computed volatility of 270.03%, expected term of 6.25 years, and a risk-free interest rate of 4.05%.

On August 22, 2023, incentive stock options exercisable for up to 7,524 shares of Common Stock were awarded to one senior executive of the Company. These stock options have a ten-year term from the grant date, with the shares vesting as following: 1/4 of options on August 22, 2024 and thereafter 1/36 per month through August 22, 2027. The fair value of the options on the grant date was $75,808 using a Black-Scholes option pricing model with the following assumptions: stock price $10.08 per share (based on the quoted trading price on the date of grant), a computed volatility of 278.31%, expected term of 6.25 years, and a risk-free interest rate of 4.34%.

Common Stock Compensation Transition Plan

During the second quarter of fiscal year 2021 the Board and executive management began cost reduction discussions, including the reduction of non-cash items such as equity compensation awards. Those discussions stalled primarily due to the focus on other corporate events of significant value.

In the first and second fiscal quarters of 2022, the Board resumed discussions, assessments, and evaluations regarding the equity compensation awarded to its officers and employees. The Board ultimately approved a stock option program for equity awards granted to its officers and employees. The Compensation Committee of the Board finalized the program in February 2022 and approved it in March 2022. While evaluating and designing this program, the Compensation Committee did not utilize any aspects of value to the employees or other features. Therefore, the termination of the RSU program and the newly adopted stock option program were developed completely independent of each other and terminated and implemented, respectively, distinctly and simultaneously. Management concluded under ASC 718 these transactions are a cancelation and replacement whereby total compensation cost measured at the date of a cancellation and replacement is the portion of the grant-date fair value of the original award for which the service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. Incremental cost is measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date in which there was none since the fair value of the replacement award was less than the fair value of the canceled award.

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

Warrants

Summary Warrant Shares information is as follows:

	Aggregate	Aggregate	Exercise	Average
	Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2021	151,139	$6,030,452	$39.90	$39.90
Granted				—
Exercised	(40,743)	(1,625,650)	39.90	39.90
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2022	110,396	4,404,802	39.90	39.90
Granted	132,152	9,544,205	12.39-126.00	72.22
Exercised				—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2023	242,548	$13,949,006	$12.39-126.00	$57.51
Exercisable, October 31, 2023	242,548	$13,949,006	$12.39-126.00	$57.51

The outstanding warrants as of October 31, 2023 and 2022 have a weighted average remaining contractual life of 3.44 years and 3.92 years, respectively, and an intrinsic value of $0 for both periods.

As part of the Company’s underwritten public offering in September 2021, the Company issued warrants to purchase a total of 193,036 shares of Common Stock at an exercise price of $39.90 per share. These warrants expire in 2026. Warrants for 40,743 shares of Common Stock were exercised during the fiscal year ended October 31, 2022, for proceeds of $1,625,650.

The Company issued a common stock purchase warrant to purchase an aggregate of 95,240 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Warrant is exercisable for a period of four (4) years from the Closing Date. The exercise price for the Warrant Shares is $63.00, $84.00, $105.00 and $126.00 per share, respectively, for each of four tranches of 23,810 Warrant Shares. The exercise prices of the Warrant are subject to customary stock-based (but not price-based) adjustments upon the occurrence of stock splits and the like involving the Common Stock. The Warrant is exercisable on a cash basis only, except that the Warrant may be exercised on a “cashless basis” if at the time of exercise there is not an effective registration statement under the Securities Act of 1933, as amended covering the public resale of the Warrant Shares.

The Company issued a common stock purchase warrant to purchase an aggregate of 17,524 shares of Common Stock as compensation for advisory services rendered directly related to the GoFire APA. The warrant is exercisable for a period of five (5) years from the Closing Date. The exercise price for the warrant shares is $14.70 per share. The warrant is non-exercisable or transferrable for six months after the date of the closing of APA other than as permitted by FINRA Rule 5110. The warrant may be exercised as to all or a lesser number of shares of Common Stock for a period of five (5) years after the Closing Date. The Company determined the fair value of the warrant as of the acquisition date and included it as part of the asset acquisition cost (see Note 4).

The Company entered into a financial advisor and placement agent agreement in April 2023 with an advisor. As part of the consideration for the advisor’s services, the Company will issue warrants to purchase an aggregate of 17,143 shares of Common Stock at an exercise price of $15.33 per share and a term of 5 years. During the twelve (12) month engagement period, the Company will grant the advisor warrants to purchase 1,429 shares of Common Stock each month. The Company issued the first six (6) months of warrants to purchase 8,572 shares of Common Stock upon the execution of the agreement and will issue monthly warrants each month at a rate of 1,429 warrants per month until 17,143 warrants have been issued in aggregate. For the year ended October 31, 2023, the Company issued warrants to purchase a total of 15,715 shares of Common Stock. For the year ended October 31, 2023, the Company recognized stock warrant expense of $218,909.

The Company entered into a financial advisor and placement agent agreement in August 2023 with an advisor. As part of the consideration for the advisor’s services, the Company issued warrants to purchase an aggregate of 3,673 shares of common stock at an exercise price of $12.39 per share and a term of 5 years.

The Company determined the fair value of the warrants using the Black-Scholes option-pricing model with the following assumptions:

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

Note 9 – Related-Party Transactions

Revenue and Accounts Receivable

During the fiscal year ended October 31, 2023, the Company recognized revenue of $10,828 from three companies owned by Nirajkumar Patel, the Chief Science Officer and Regulatory Officer and director of the Company, and/or his wife.

During the fiscal year ended October 31, 2022, the Company recognized revenue of $ $68,139 from five companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and director of the Company, and/or his wife.

Purchases and Accounts Payable

During the fiscal year ended October 31, 2023, the Company purchased Products equal to $12,747,006 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Science and Regulatory Officer and director. As of October 31, 2023, the Company had an accounts payable balance of $1,521,491 to Bidi.

During the fiscal year ended October 31, 2022, the Company purchased Products equal to $1,505,390 from Bidi, a related party company that is also owned by Nirajkumar Patel, the Company’s Chief Science and Regulatory Officer and director. As of October 31, 2022, the Company did not have an accounts payable balance to Bidi.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of October 31, 2023 and 2022, no additional license fees are owed to Bidi. As of October 31, 2023, the Company has a payable to Bidi of $712,524 for certain non-recurring engineering costs related to the PMI License Agreement which were fully paid in November 2023, and $240,802 for reimbursement of insurance expense.

Office Space and Other Leases

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick, LLC for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick, LLC is considered a related party to the Company because the Company’s Chief Science Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick, LLC. See also Note 7. We believe our office space is sufficient to meet our current needs.

During the fiscal year ended October 31, 2021, the Company was part of a five-year lease agreement with Just Pick, LLC (a related party), which began on August 1, 2020. The Company was not yet being charged for the leased space under the terms and conditions of the lease between the Company and Just Pick, LLC. Accordingly, no payments were made on the lease during the fiscal year ended October 31, 2022. The lease ended in the same year of signing the previously mentioned lease with Just Pick, LLC on June 10, 2022.

Concentration of Purchases and Other Receivable - Related Party

For the year ended October 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by Nirajkumar Patel, our Chief Science and Regulatory Officer and director, in the amount of $12,747,006, as compared to $1,505,390 for the year ended October 31, 2022.

On April 29, 2022, the Company and Bidi agreed to cancel the $2,295,000 inventory order paid in advance in fiscal year 2021 and this was a credit against the accounts payable due to Bidi. Inventory quality control expenses were paid by the Company on behalf of Bidi during the year ended October 31, 2022, in the amount of approximately $723,000, and were offset as a credit against the accounts payable balance-related party. A credit of $2,924,655 was applied on August 1, 2022, resulting in a related-party receivable balance due from Bidi of $2,134,413, to be applied on future product orders. On October 31, 2022, the Company and Bidi agreed to a return for short-coded or expiring inventory. An additional credit of $1,543,545 and $108,841 for recycling cost was applied on October 31, 2022, to the related-party receivable balance due from Bidi.

As of October 31, 2022, the Company has a related-party receivable balance due from Bidi of $3,704,132, in which $1,539,486 of the receivable is classified as current and $2,164,646 is classified as non-current. The receivable balance will be realized though Bidi applying 5% credits on all future orders of product until the entire balance is extinguished.

On October 31, 2023, the remaining related-party receivable balance from Bidi of $2,954,470 was applied against our related party accounts payable balance. After this was applied, we had no related party receivable balance. As of October 31, 2023, the related party accounts payable balance related to purchase of inventories was $1,521,491. There was no related party accounts payable balance as of October 31, 2022.

Note 10 – Income Tax

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

Significant components of the tax expense (benefit) recognized in the accompanying statements of operations for the years ended October 31, 2023, and October 31, 2022, are as follows:

	October 31,
	2023	2022
Current Tax Expense:
Federal	$—	$—
State	2,348	(18,317)
Total Current Tax Expense	2,348	(18,317)

Deferred Tax Expense:
Federal	—	—
State	—	—
Total Deferred Tax Expense	—	—

Tax provision:
Federal	—	—
State	2,348	(18,317)
Total	2,348	(18,317)

Total net deferred taxes are comprised of the following on October 31, 2022, and October 31, 2023:

	October 31,
	2023	2022
Deferred Tax Assets:
Stock Compensation Expense – NQSO	$2,069,641	$1,694,324
Other	499,203	362,170
Net Operating Loss Carryforwards	4,998,800	2,582,061
Total Deferred Tax Asset	7,567,644	4,638,555
Deferred Tax Liabilities:
Prepaid Expenses	(27,497)	(92,420)
Right of Use Asset	(220,859)	(259,866)
Total Deferred Tax Liabilities	(248,356)	(352,286)
Less: Valuation Allowance	(7,319,288)	(4,286,269)
Net Deferred Tax Asset	—	—

The Company has Federal NOL carryforwards of approximately $23.8 million and state NOL carryforwards of approximately $186,000. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2022 and 2021 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $7,319,288 for the year ended on October 31, 2023, it is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Note 11 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2023, and October 31, 2022, other than the below:

Consulting Agreements

On March 17, 2021, the Company entered into a consulting agreement with Russell Quick, pursuant to which the Company granted stock options exercisable for up to 1,985 shares of Common Stock in exchange for consulting services. The shares underlying the stock options fully vested on December 1, 2021. The exercise price per share was $602.28. The Company recognized approximately $190,000 in expense to account for the stock options during the fiscal year ended October 31,2022. Russell Quick is the Chief Executive Officer of QuikfillRx.

On December 1, 2021, the Company and Russell Quick agreed to renew his consulting agreement for one year, pursuant to which on May 18, 2022, the Company granted non-qualified stock options exercisable for up to 23,810 shares of the Common Stock in exchange for on-going consulting services. The shares underlying the stock options fully vest on December 1, 2022. They have a 10-year expiration. The exercise price per share is $21.63. The Company recognized approximately $434,000 in expense to account for the stock options in the fiscal year ended October 31, 2022. The Company accrued approximately $33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2022. As of the date of these financial statements, Mr. Quick has not exercised any of his fully vested stock options.

On February 4, 2022, the Company entered into a Consulting Agreement with Oakhill Europe Ltd (“Oakhill Europe”), pursuant to which the Company engaged Oakhill Europe to provide strategic advising and negotiation assistance for potential international distribution agreements (collectively, the “Oakhill Services”), in exchange for a $15,000 monthly retainer, incentive compensation bonuses of up to $175,000, and an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events. On April 24, 2022, the Company approved amending the Consulting Agreement for Oakhill Europe, in order to modify the previously granted stock option award from “an incentive compensation bonus value of $75,000 paid in fully-vested non-qualified stock options, upon the achievement of certain events” to the following amended terms; “Non-Qualified Stock Options exercisable for up to 3,572 shares of Common Stock of the Client with an exercise price equal to the market closing price upon the Effective Date of the Amendment, with a vesting schedule as follows: (a) 1,786 shares of the Common Stock underlying the granted stock options will vest upon the earlier of either: (i) June 30, 2022 or (ii) the occurrence of the achievement of certain events; and b. 1,786 shares of Common Stock underlying the granted stock options will vest upon the earlier of either: (i) October 31, 2022 or (ii) the achievement of certain events.” The option shares are exercisable at a price of $29.82 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering. The option shares issued to Oakhill Europe were cancelled on February 1, 2023.

On August 1, 2022, the Company approved the grant of a stock option award to an employee, to acquire up to 1,191 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 1, 2023 and are exercisable at a price of $24.36 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 24, 2022, Company approved amending the Consulting Agreement for Mark Thoenes, the Company’s then Interim Chief Financial Officer, in order to extend its term, modify the vesting terms of the previously granted stock option award, and approved the grant of a stock option award to acquire up to 2,381 shares of Common Stock under the Company’s Amended 2020 Stock and Incentive Compensation Plan. The option shares vest on August 24, 2022 and are exercisable at a price of $27.72 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The option has a ten-year term. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On October 28, 2022, The Company entered into a settlement agreement with a customer in the amount of $150,000. The full settlement released and discharged both parties from future claims and damages, neither party has any further obligations to the other party arising out of or relating to the customer agreement.

Executive Compensation

On May 28, 2020, the Board approved cash bonus awards to each of Nirajkumar Patel, the Company’s then Chief Executive Officer, and Eric Mosser, the Company’s then Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved a cash bonus award equal to $30,000 for every $25 million in gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved a cash bonus award equal to $20,000 for every $25 million in gross revenues generated by the Company. On May 28, 2020, the Board also approved an equity bonus award for each of the Chief Executive Officer and the Chief Operating Officer. With respect to the Chief Executive Officer, the Board approved an award of 358 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. With respect to the Chief Operating Officer, the Board approved an award of 298 restricted shares of the Common Stock for every $50 million in accumulated gross revenues generated by the Company. The Company’s accumulated gross revenues will be evaluated on a quarterly basis, beginning with the second quarter of fiscal year 2020. On October 31, 2020, the Company determined that the fair value of the equity bonus shares, or $165,000, should be accrued as it was deemed likely that the $50 million revenue target would be met. The Company issued these shares to the Chief Executive Officer and Chief Operating Officer on January 1, 2021. During the quarter ended April 30, 2021, the $75 million and $100 million accumulated revenue targets were both achieved, and the Company determined that the fair market value of the 655 shares, or approximately $70,785, and the cash bonuses totaling $100,000 were accrued at April 30, 2021.

During the quarter ended April 30, 2022, the $125 million accumulated revenue targets were achieved, and the Company determined that cash bonuses totaling $50,000 were accrued on April 30, 2022.

On March 4, 2022, the Board terminated all future cash and equity bonus awards for the Company’s Chief Executive Officer and its Chief Operating Officer.

On March 5, 2022, the Company granted a stock option award to Nirajkumar Patel, then the Company’s Chief Executive Officer, to acquire up to 28,572 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Executive Officer. The option shares are exercisable at a price of $59.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 5, 2022, the Company granted stock option awards to Eric Mosser, the Company’s then Chief Operating Officer, to acquire up to 23,810 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as Chief Operating Officer. The option shares are exercisable at a price of $59.85 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted a stock option award to Nirajkumar Patel, Chief Science and Regulatory Officer, to acquire up to 11,905 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Science and Regulatory Officer. The option shares are exercisable at a price of $36.12 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 24, 2022, the Company granted stock option awards to Eric Mosser, the Company’s then President and Chief Operating Officer, to acquire up to 11,905 shares of Common Stock under the Company’s 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as President and Chief Operating Officer. The option shares are exercisable at a price of $36.12 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

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

During fiscal year 2023, the Company accrued approximately $81,300 for two quarterly bonuses payable to QuikfillRx based on our applicable gross quarterly sales for the six months ended October 31, 2023. The Company accrued $33,871 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended October 31, 2022.

Note 12 – Subsequent Events

Reverse Stock Split

On January 22, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on January 25, 2024 on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Report have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

Repayment of AJB Note

On December 1, 2023, the Company repaid all amounts due and owing under the Note to AJB in full, in an aggregate amount, including accrued interest, equal to $650,181. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares.

Receivables Purchase Transactions

On November 29, 2023, the Company entered into two receivables purchase transactions pursuant to: (i) a Future Receivables Sale and Purchase Agreement, dated November 29, 2023, between Clearview Funding Solutions LLC (“Clearview”) and the Company (the “Clearview Agreement”), and (ii) a Future Receivables Sale and Purchase Agreement, dated November 29, 2023, between Mr. Advance LLC (“Advance”) and the Company (the “Advance Agreement”).

Pursuant to the Clearview Agreement, the Company sold future receivables in the principal amount of $864,000 (the “Clearview Future Receivables”) to Clearview in a private transaction for a purchase price of $600,000 (giving effect to original issue discount of $264,000). In connection with the sale of the Clearview Future Receivables, the Company also paid an origination fee to Clearview for underwriting and application costs of $36,520, resulting in net proceeds to the Company of $563,480 (gross of advisory fees). The Company’s obligations under the Clearview Agreement are personally guaranteed by Eric Mosser, the Company’s former Chief Executive Officer and President.

Pursuant to the Advance Agreement, the Company sold future receivables in the principal amount of $864,000 (the “Advance Future Receivables”) to Advance in a private transaction for a purchase price of $600,000 (giving effect to original issue discount of $264,000). In connection with the sale of the Advance Future Receivables, the Company also paid an origination fee to Advance for underwriting and related expenses of $36,035, resulting in net proceeds to the Company of $563,965 (gross of advisory fees). The Company’s obligations under the Advance Agreement are also personally guaranteed by Mr. Mosser.

Common Stock Transaction

On December 15, 2023 the Company issued 16,667 shares of common stock to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer.

Stock Options Transactions

On February 8, 2024 (the "Grant Date"), Barry M. Hopkins received a 10-year incentive stock option grantto purchase 63,881 shares of Common Stock in partial consideration of his employment services to the Company. The exercise price of such grant option is $5.25 per share, equal to the fair market value of the Issuer's cCommon sStock on November 9, 2023, which is the effective date of the Reporting Person's Mr. Hopkins’ employment agreement with the IssuerCompany. The option shall vest over four years. One-quarter of the option shall vest on the first anniversary of the Ggrant Ddate and afterward shall vest monthly at the rate of 1/36 per month until fully vested.

In connection with his appointment to the Company’s board of directors, on May 30, 2023, James P. Cassidy received a 10-year non-qualified stock option to purchase 5,953 shares of Common Stock with an exercise price of $11.76 per share, the fair market value of the Common Stock on May 30, 2023. In connection with Mr. Cassidy’s resignation from the board of directors on January 25, 2024, he agreed that such option should be terminated and cancelled.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of October 31, 2023, the end of the year covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective, taken as a whole, as of October 31, 2023, based on such criteria. Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes. However, management has been in the process of implementing new controls that should mitigate, if not fully eliminate certain identified risks in our control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages of our directors and executive officers as of the date of this Report. Our board of directors (the “Board”) is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the Federal securities laws. During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person:

Name	Age	Position(s)	Dates in Position or Office

Nirajkumar Patel (1)	40	Chief Science & Regulatory Officer and Director	June 24, 2022– Current

Barry M. Hopkins (2)	72	Director, Executive Chairman and Interim Chief Executive Officer and President	March 19, 2023– Current

Roger Brooks (3)	78	Director	March 17, 2021– Current

George Chuang (4)	55	Director	June 30, 2021– Current

David Worner (5)	45	Director	March 19, 2023– Current

Mark Thoenes (6)	70	Director	August 1, 2023 – Current

Stephen Sheriff (7)	34	Chief Operating Officer and Investor Relations Officer	August 22, 2023– Current

Thomas Metzler (8)	47	Chief Financial Officer, Treasurer, and Secretary	August 1, 2023– Current

(1)	Mr. Patel served as our Chief Executive Officer and Chief Financial Officer from February 20, 2019, until June 24, 2022.
(2)	Mr. Hopkins was appointed as our Executive Chairman on November 6, 2023 and Interim Chief Financial Officer and President on December 22, 2023.
(3)	Mr. Brooks serves as Chair of the Audit Committee and a member of the Governance and Nominating, and Compensation Committees.
(4)	Mr. Chuang serves as a member of the Compensation, Audit and Governance and Nominating Committees.
(5)	Mr. Worner serves as chair of the Compensation Committee and a member of the Audit and Governance and Nominating Committee.
(6)	Mr. Thoenes was appointed to the Board effective August 1, 2023. From June 30, 2021 until August 1, 2023, he served as our Interim Chief Financial Officer.
(7)	Mr. Sheriff was appointed as our Chief Operating Officer on August 22, 2023.
(8)	Mr. Metzler was appointed as our Chief Financial, Treasurer, and Secretary of our company on August 1, 2023.

Nirajkumar Patel, Chief Science & Regulatory Officer, and Director. Nirajkumar Patel attended AISSMS College of Pharmacy in Pune, India and received a Bachelor of Science Degree in Pharmacy in 2004. After moving to the United States in 2005, Mr. Patel became a United States citizen in 2008 and obtained a master’s degree in chemistry from the Florida Institute of Technology in 2009. Mr. Patel is a prominent local businessman in Brevard County, Florida. In 2017 and 2018, Mr. Patel served as Vice President for the Board of the Indian Association of the Space Coast, located in Brevard County, Florida. Mr. Patel founded, and has served as a Board member of, the Florida Independent Liquor Stores Owners Association since 2017. In 2013, Mr. Patel launched Just Chill Products LLC, a highly successful developer/manufacturer of high-end CBD products and has served as its Chief Executive Officer and Chief Science Officer since 2017. In 2017, Mr. Patel created Relax Lab Inc., a producer/manufacturer of a CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also created RLX Lab LLC, a producer/manufacturer of a non-CBD relaxation beverage, and currently serves as its Chief Executive Officer and Chief Science Officer. In 2017, Mr. Patel also founded KC Innovations Lab Inc., a CBD white-label manufacturing service and developer/producer of best-selling white-label CBD products including cosmetics, edibles, beverages, topicals, and vape oils, and currently serves as its Chief Executive Officer and Chief Science Officer. Additional companies that are owned by Nirajkumar Patel, the Chief Science & Regulatory Officer and director of our company, and/or his wife include Beach Food Store created in 2004, Diya Food Store created in 2010, Cloud Nine 2012 created in 2012, JC Products of USA, LLC created in 2013 and Just Pick, LLC. We believe that Mr. Patel is qualified to serve on our Board because of his prior and current management experience, as well as his business experience within our business industry.

Barry M. Hopkins, Executive Chairman and Interim Chief Executive Officer and President. Mr. Barry Hopkins has decades of experience in business development, performance management, and retail, having spent over thirty years with Altria, one of the world’s largest producers and marketers of tobacco, cigarettes and related products. While at Altria, Mr. Hopkins served in various roles, including District Manager, Vice President of Sales, Vice President of Trade Marketing, and Vice President of National accounts. In 2005, Mr. Hopkins founded Ideas in Motion, a consulting company. For seven years while running Ideas in Motion, Mr. Hopkins consulted with Turning Point Brands, a consumer products company that markets and distributes products including alternative smoking accessories and consumables. Mr. Hopkins eventually joined Turning Point Brands in 2012 as a Senior Executive and gradually transitioned to other senior level roles including Senior Vice President of Sales and Marketing, and Senior Vice President of Executive Organizational Development. Mr. Hopkins remained at Turning Point Brands for over eleven years and, while there, garnered recognition for the development and implementation of a systematic connection process that ultimately resulted in eight record setting quarters exceeding all prior sales and profit objectives.

Roger Brooks, Director. Mr. Roger Brooks has served as the Chairman, Treasurer, and Co-founder of Abierto Networks, a digital media and engagement technology company focused on the convenience store, retail, and other similar consumer market segments, since 2005. At Abierto Networks, Mr. Brooks has also served on the Compensation Committee since 2005. Prior to his roles at Abierto Networks, from 1998 to 2008, Mr. Brooks was the lead independent director and member of the compensation and audit committees for Moldflow Corporation, a Nasdaq-listed software company that was sold to Autodesk, Inc. in 2008. From February 2016 to June 2019, Mr. Brooks served as an independent director of Lytron, Incorporated, a closely held international industrial solutions company. From 1998 to 2002, Mr. Brooks served as President, Chief Executive Officer, and member of the board for Intelligent Controls, Inc., a publicly traded software and instrumentation company, which was sold to Franklin Electric Co. Inc. Mr. Brooks was President, Chief Executive Officer, and a board member of Dynisco, Inc. from 1987 to 1996 where he grew the company from $10 million of sales to an international company with over $100 million of sales. Mr. Brooks holds a Bachelor of Arts degree from the University of Connecticut and a Master of Business Administration degree from New York University, Stern Graduate Business School. He is also a graduate of the Stanford University Executive Management Program. Mr. Brooks extensive experience gained from his roles as an executive officer and director of numerous public companies, as well as experience in the convenience store, retail, and other consumer markets will be invaluable to the Board and qualifies him for service as a director.

George Chuang, Director. Mr. George Chuang has served as the Chief Executive Officer of Lucy Labs, Inc. since July 2017 and as the Chair of the Board of Directors of Lucy Labs, Inc. since November 2021. Prior to that, he served as the co-managing principal of Hillside Advisors LLC from June 2015 to July 2017. Mr. Chuang was also the principal owner of USB Media, Inc., a technology B2B company he founded in 2007. During his career, Mr. Chuang spent time at Chase Manhattan Bank as an assistant Treasurer for their Credit Risk Department, as a management consultant at Price Waterhouse Management Consulting, and served as the Chief Administrative Officer for several equity product sales groups at Lehman Brothers. In addition, Mr. Chuang spent eight years as a Principal at Pacific Partnership Advisors LLC, a consulting firm with offices in New York and Beijing, which facilitated cross-border transactions. Mr. Chuang graduated from the University of Chicago and obtained a Master of Business Administration degree at Yale University. Mr. Chuang’s experience in capital markets and global supply chain knowledge, as well as his business experience in start-up companies, qualifies him for service as a director.

David Worner, Director. Mr. David Worner began his career in public accounting and is currently the Chief Executive Officer of GrowthPath Partners, a transactional accounting and advisory firm which he founded in July 2021. From August 2012 to June 2021, Mr. Worner served as a partner at NOW CFO, a national finance and accounting consulting firm. Prior to his time at NOW CFO, Mr. Worner worked as a Controller at Covario, an independent provider of search marketing agency services, from August 2010 until August 2012. Prior to his time at Covario, from September 2006 to August 2012, he worked as an Accounting Manager for Securities and Exchange Commission Reporting and SOX Management for NTN Buzztime, a company that produces interactive entertainment across different platforms. Mr. Worner received a bachelor’s degree in accounting from the University of New Orleans in 2005.

Mark Thoenes, Director. Mr. Mark Thoenes, has more than 35 years of diverse financial and operational leadership to our company. From June 30, 2021 to August 1, 2023, he served as our Interim Chief Financial Officer on a consulting basis. He has been a licensed Certified Public Accountant since 1984 and began his career with Ernst & Young Global Limited. From 2000 to 2010, Mr. Thoenes served as the Executive Vice President/Chief Financial Officer of Rentrak Corporation (“Rentrak”), a publicly traded company listed on Nasdaq and headquartered in Portland, Oregon. Founded in 1977, Rentrak went public in 1986, and remained a public company until it was acquired by comScore, Inc. in 2016, after Mr. Thoenes left Rentrak. For the past eleven years, Mr. Thoenes has been the President of MLT Consulting Services, LLC, a full-service business/financial consulting firm.

Stephen Sheriff, Chief Operating Officer and Investor Relations Officer. Mr. Stephen Sheriff brings over a decade of finance and entrepreneurial leadership to his role as Chief Operating Officer and Investor Relations Office. Since August 2022, he has served as our Director of Administration & Communications. In this role, he managed our investor, public relations and human resource programs in addition to overall responsibility for the development and implementation of key programs and initiatives, including customer and vendor relations. Since January 2022, he has also served as co-founder and Managing Partner of Riverhill Group, a management consulting firm focused on assisting early-stage companies in the areas of funding, scaling and expanding operations. Since 2012, he has also been a Managing Partner at Riverhill Ventures, a socially conscious, strategic investment and consulting firm primarily focused on quick service restaurants, natural foods and consumer brands. Through his Riverhill-related experiences, Mr. Sheriff has been an investor in and advisor to several early-stage companies. From September 2018 to September 2020, he also was an Associate at Solebury Trout (now Solebury Strategic Communications), a leading life sciences-focused investor relations firm based in New York City. Mr. Sheriff received his Bachelor of Arts in Counseling Psychology from Delaware Valley University.

Thomas Metzler, Chief Financial Officer, Treasurer, and Secretary. Mr. Thomas Metzler brings over 20 years of finance and operational experience in the vaping and consumer products sector to our company. Since June 2019, he has worked as an accounting and operational consultant. From April 2013 to June 2019, Mr. Metzler served as Managing Director of a Division of Turning Point Brands (NYSE: TPB), a manufacturer, marketer and distributor of branded alternative smoking accessories and consumables with active ingredients. At Turning Point Brands, Mr. Metzler led a team to transform the process of financial management efficiencies, which improved cost controls, managed inventory turn, developed strategic product promotions to accelerate product distribution, and built strategic alliances with suppliers. Mr. Metzler also developed & monitored key performance indicators which generated record growth with retail and wholesale distributors. He also provided post-acquisition assistance to integrate newly acquired entities into Turning Point Brands and advocated for the vapor industry by meeting with the White House’s OMB/OIRA office, and various congressional and senatorial offices. Mr. Metzler was a significant contributor as a Standard Technical Panel member in developing UL 8139- Electrical Systems of Electronic Cigarettes and Vaping Devices, a safety standard that evaluates the electrical and battery systems of vaping devices and electronic cigarettes. Mr. Metzler was a licensed CPA for over 20 years, during which time he provided accounting and related consulting services to many companies. He began his career working with public and private companies in the assurance practice at PricewaterhouseCoopers LLP in Boston. Mr. Metzler earned a B.S. in Accounting from Canisius College.

December 2023 Management Changes

On December 21, 2023, Eric Mosser, the Company’s then Chief Executive Officer and President of our company, provided written notice to our board of directors of his resignation as a member of the board, effective immediately. Mr. Mosser’s resignation is not due to any disagreements between him and our company or our board of directors.

In connection with his resignation, on December 21, 2023, we and Mr. Mosser entered into an amendment to Mr. Mosser’s employment agreement with our company, dated August 1, 2023. Pursuant to such amendment, effective December 21, 2023, Mr. Mosser resigned as Chief Executive Officer and President of our company and became a Senior Advisor to our company and the Chief Executive Officer of KBI. Mr. Moser will report to Barry M. Hopkins, our Executive Chairman, until such time as a new Chief Executive Officer and President are appointed. At such time, Mr. Mosser shall report to our Chief Executive Officer as a Senior Advisor. Pursuant to the Amendment, Mr. Mosser’s base salary shall be $251,000 per annum, effective as of January 1, 2024.

On December 22, 2023, our board of directors appointed Mr. Hopkins as Interim Chief Executive Officer and President of our company, to serve in such capacity until a successor is duly appointed and approved by our board. Mr. Hopkins is our principal executive officer.

Executive Chairman

On November 6, 2023, our Board, pursuant to the powers of the Board provided for under applicable Delaware law, approved the creation of the new officer position of Executive Chairman and appointed Barry M. Hopkins, the then Chairman of the Board, to the office of Executive Chairman. The duties and responsibilities of the Executive Chairman are as follows:

1. The Executive Chairman acts as the principal executive officer of our company, with the President and Chief Executive Officer continuing to have primary responsibility for managing our day-to-day operations under the supervision of the Executive Chairman. The Executive Chairman shall provide advice and consultation to our President and Chief Executive Officer and our other officers regarding the overall management of our business and affairs, All significant strategic initiatives and projects of our company require prior consultation with and approval by the Executive Chairman.

2. Define our strategic direction and, working with the President and Chief Executive Officer and other officers of our company, ensure that our strategic direction is (a) properly communicated to the Board for its approval as required or deemed appropriate and (b) implemented by our company.

3. Chair annual and special Board meetings and annual stockholder meetings and, subject to availability and invitation, attend meetings of the committees of the Board.

4. Provide guiding principles for the proper functioning of Board and its committees in accordance with applicable laws, rules and regulations.

5. Foster and promote the integrity of the Board and a culture where the Board works harmoniously for the long-term benefit of our company and its stockholders.

6. Act as liaison between the Board and our officers to ensure that strategic policy and other decisions of the Board are fully presented to and discussed, debated, and decided by the Board.

7. Consult with Board members outside the regularly scheduled meetings of the Board as required.

8. Ensure that there is efficient communication among the Executive Chairman, the President and Chief Executive Officer, and our other officers and employees and Board members.

9. Partner with the President and Chief Executive Officer, work to strengthen our relationships with existing customers and foster key relationships that lead to new business. In this regard, the Executive Chairman will act as our representative with current and potential commercial partners and also potential sources of financing.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements

Other than with respect to the Series B Director as described under “Description of Capital Stock-–-Preferred Stock—Series B Preferred Stock—Series B Director”, there are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Directors and Executive Officers Qualifications

Although we have not formally established any specific minimum qualifications that must be met by each of our officers, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former chief executive officer or chief financial officer of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

The Governance and Nominating Committee of the Board prepares policies regarding director qualification requirements and the process for identifying and evaluating director candidates for adoption by our Board. The above-mentioned attributes, along with the leadership skills and other experiences of our officers and Board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of stockholder value appreciation through organic and acquisition growth.

Director Independence

Under Nasdaq standards, a director is not “independent” unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based on these standards, the Board has determined that Messrs. Worner, Brooks, and Chuang are “independent” directors within the meaning of listing rules of the Nasdaq Stock Market.

All the members of the Audit, Compensation and Governance and Nominating Committees were also independent during our fiscal year ended October 31, 2023. Our Board is presently considering changes to the composition of the Compensation and Governance and Nominating Committees given Mr. Hopkins’ assumption of the role as our principal executive officer in November 2023. In making determinations regarding director independence, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Meetings of the Board and Board Committees

Our Board has an Audit Committee, a Compensation Committee and Governance and Nominating Committee. The entire Board met 10 times, including telephonic meetings, during fiscal 2023. All directors attended at least 75% of our Board meetings held during the time each director served on our Board.

Audit Committee. The Audit Committee currently consists of Roger Brooks (Chair), David Worner and George Chuang. The Audit Committee met 4 times during fiscal 2023. The meetings included discussions with management and with our independent registered public accounting firm to discuss our interim and annual financial statements, and the effectiveness of our financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by our Board, a copy of which can be accessed at our corporate website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. Changes to this charter from time to time will be posted on our website at such address.

The purpose of the Audit Committee is to represent and assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and our internal control and audit functions. Management is responsible for (a) the preparation, presentation, and integrity of our financial statements; (b) accounting and financial reporting principles; and (c) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards.

Our Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable SEC rules and the Nasdaq Rules. Our Board has determined that Mr. Brooks, the Chair of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Compensation Committee. The Compensation Committee currently consists of David Worner (Chair), Barry Hopkins and Roger Brooks. The Compensation Committee met 6 times during fiscal 2023. Our Board is presently considering changes to the composition of the Compensation Committee given Mr. Hopkins’ assumption of the role as our principal executive officer in November 2023. The Compensation Committee acts pursuant to a written charter adopted by our Board, a copy of which can be accessed at our corporate website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. Changes to this charter from time to time will be posted on our website at such address.

The purpose of the Compensation Committee is to discharge the responsibilities of the Board relating to compensation of our executives, to produce an annual report on executive compensation for inclusion in our annual proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including stock and benefit plans.

The Compensation Committee is responsible for determining executive compensation, including approving recommendations regarding equity awards for all of our executive officers, setting base salary amounts, and fixing compensation levels. This includes reviewing and making recommendations to our Board regarding corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating, at least annually, the Chief Executive Officer’s performance in light of these goals and objectives, and reviewing and making recommendations to our Board regarding the Chief Executive Officer’s compensation level based on such evaluation.

The Compensation Committee also annually reviews director compensation to ensure non-employee directors are adequately compensated for the time expended in fulfilling their duties to us, as well as the skill-level required by us of members of our Board. After the Compensation Committee completes their annual review, they make recommendations to our Board regarding director compensation. The Compensation Committee is authorized to engage compensation consultants, if they deem necessary, to assist with the Compensation Committee’s responsibilities related to our executive compensation program and the director compensation program.

Governance and Nominating Committee. The Governance and Nominating Committee currently consists of Barry Hopkins (Chair), David Worner and Roger Brooks. The Governance and Nominating Committee did not meet as such during fiscal 2023. Our Board is presently considering changes to the composition of the Governance and Nominating Committee given Mr. Hopkins’ assumption of the role as our principal executive officer in November 2023. The Governance and Nominating Committee acts pursuant to a written charter adopted by our Board, a copy of which can be accessed at our corporate website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx. Changes to this charter from time to time will be posted on our website at such address.

The purpose of the Governance and Nominating Committee is to determine the slate of director nominees for election to our Board, to identify and recommend candidates to fill Board vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to our company and our stockholders, and any other related matters required by the federal securities laws.

The Governance and Nominating Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to our Board for its approval, criteria to be considered in selecting nominees for director. The Nominating Committee and our Board believe that at this time, it is unnecessary to adopt criteria for the selection of directors. Instead, the Nominating Committee and our Board believe that the desirable background of a new individual member of our Board may change over time and that a thoughtful, thorough selection process is more important than adopting criteria for directors.

The Governance and Nominating Committee will also identify, recruit, and screen candidates for our Board, consistent with criteria approved by our Board. The Nominating Committee and our Board are fully open to utilizing whatever methodology is efficient in identifying new, qualified directors when needed, including industry contacts of our directors or professional search firms. The Governance and Nominating Committee also considers any director candidates recommended by our stockholders pursuant to the procedures described in this Proxy Statement and any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules, and regulations, and the provisions of our charter documents.

There were no fees paid or due to third parties in fiscal 2023 to identify or evaluate, or to assist in evaluating or identifying, potential director nominees.

Director Diversity

The following chart sets forth the board diversity information required by Nasdaq for our directors as of the date of this Report:

Board Diversity Matrix
Total Number of Directors	5
	Female	Male	Non-Binary	Did Note Disclose Gender
Part I: Gender Identity
Directors	—	6	—	—
Part II: Demographic Background
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	2	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—

Code of Ethics

On March 17, 2021, our Board adopted a Code of Ethics and Business Conduct, that applies to all directors, senior officers, and employees of the Company (the “Code of Ethics”). The Code of Ethics was adopted to enhance and clarify our personnel’s understanding of our standards of ethical business practices, promote awareness of ethical issues that may be encountered in carrying out an employee’s or director’s responsibilities, and sets forth how to address ethical issues that may arise. A copy of the Code of Ethics is available on our corporate website at https://ir.kaivalbrands.com/governance/governance-documents/default.aspx.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity, other than us, that has one or more executive officers serving as a member of our Board.

Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2023, (ii) each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2023, and (iii) any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended October 31, 2023.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Nirajkumar Patel, Chief Science & Regulatory Officer, and Director	2022	244,000	30,000	42,584	2,139,989	57,709	0	2,514,282
	2023	276,000	0	0	364,994	0	0	640,994
Eric Mosser, former CEO, President, and Director (4)	2022	226,577	20,000	37,707	1,854,991	57,709	0	2,196,984
	2023	300,000	0	0	699,941	0	0	999,941
Mark Thoenes, former Interim CFO(5)	2022	347,201 (6)	0	0	310,998	0	0	658,193
	2023	298,050	0	0	30,650	0	0	328,700
Thomas Metzler, CFO	2023	61,076	0	0	150,000	0	0	211,076

Stephen Sheriff, COO	2022	31,250	0	0	29,000	0	0	60,250
	2023	146,528	7,500	0	75,808	0	0	229,836

(1)	Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation–- Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions related to the 2022 option awards, refer to Note 2, “Share-Based Compensation,” to the accompanying audited consolidated financial statements for the year ended October 31, 2023.
(2)	Includes fair value of shares withheld by us to pay for taxes.
(3)	Consisted of cash paid in lieu of vested RSUs.
(4)	Mr. Mosser resigned as our Chief Executive Officer and President on December 21, 2023. Barry M. Hopkins became our Executive Chairman and principal executive officer (and later Interim Chief Executive Officer and President) following the conclusion of our fiscal year ended October 31, 2023.
(5)	Mr. Thoenes resigned as our Interim Chief Financial Officer on August 1, 2023
(6)	Consulting fees pursuant to the Consulting Agreement (as defined below). See “Narrative Discussion” for additional information.

Narrative Discussion

The following is a narrative discussion of the material information that we believe is necessary to understand disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

On February 6, 2023, we granted stock option awards to Nirajkumar Patel, Chief Science and Regulatory Office, to acquire up to 23,810 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Patel’s services as Chief Science and Regulatory Officer. The option shares are exercisable at a price of $15.33 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On February 6, 2023, we granted stock option awards to Eric Mosser, our then President and Chief Operating Officer, to acquire up to 23,810 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as President and Chief Operating. The option shares are exercisable at a price of $15.33 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 3, 2023, we granted stock option awards to Mark Thoenes, then our Interim Chief Financial Officer, to acquire up to 2,381 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Thoenes’ services as Interim Chief Financial Officer. The option shares are exercisable at a price of $12.81 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 1, 2023, we granted stock option awards to Eric Mosser, our then Chief Executive Officer and President to acquire up to 27,004 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Mosser’s services as Chief Executive Officer and President. The option shares are exercisable at a price of $12.41 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 1, 2023, we granted stock option awards to Thomas Metzler, our Chief Financial Officer, Treasurer and Secretary to acquire up to 12,091 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Metzler’s services as Chief Financial Officer, Treasurer, and Secretary. The option shares are exercisable at a price of $12.41 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 22, 2023, we granted stock option awards to Stephen Sheriff, our Chief Operating Officer to acquire up to 7,524 shares of Common Stock under our 2020 Stock and Incentive Compensation Plan, as partial compensation for Mr. Sheriff’s services as Chief Operating Officer. The option shares are exercisable at a price of $10.08 per share, which equaled the closing price of the Common Stock as of the date immediately prior to the grant date. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Nirajkumar Patel

During the fiscal year ended October 31, 2023, we paid a base salary of approximately $276,000 to Nirajkumar Patel, our Chief Science & Regulatory Officer , compared to a base salary of approximately $244,000 for the fiscal year ended October 31, 2022. In May 2020, our Board approved a cash bonus award to Mr. Patel equal to $30,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Patel of 3,572 restricted shares of our Common Stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Patel a cash bonus of $30,000 in fiscal year 2022 based on our meeting the gross revenue benchmarks that year and $0 in fiscal year 2023 .

We issued the following stock compensation to Mr. Patel during fiscal years 2023 and 2022:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
11/5/2021	751	$37.80	$28,368
2/5/2022	698	$20.37	$14,216

During fiscal year 2022, we paid approximately $57,709 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate values are based on the value of the vesting date for the shares that would have been issued.

Eric Mosser

During the fiscal year ended October 31, 2023, we paid a base salary of approximately $300,000 to Eric Mosser, our former Chief Executive Officer and President who resigned such positions on December 21, 2023, compared to $226,577 for the fiscal year ended October 31, 2022. In May 2020, our Board approved a cash bonus award to Mr. Mosser equal to $20,000 for every $25 million in gross revenues generated by us. On the same date, our Board also approved an equity bonus award to Mr. Mosser of 298 restricted shares of our Common Stock for every $50 million in accumulated gross revenues generated by us. Based on the cash bonus award, we paid Mr. Mosser a cash bonus of $20,000 in fiscal year 2022 based on our meeting the gross revenue benchmarks that year and $0 in fiscal year 2023.

We issued the following stock compensation to Mr. Mosser during fiscal years 2023 and 2022:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
11/5/2021	671	$37.80	$25,330
2/5/2022	608	$20.37	$12,377

During fiscal year 2022 we paid approximately $57,709 in non-equity incentive plan compensation, which consisted of cash paid in lieu of a vested RSU issuance. The aggregate value is based on the value on the vesting date for the shares that would have been issued.

Mark Thoenes

Effective June 30, 2021, we entered into a Consulting Agreement, dated June 14, 2021, with Mr. Thoenes (the “Consulting Agreement”), Pursuant to the Consulting Agreement, we agreed to pay Mr. Thoenes a rate of $130 per hour and will reimburse him for usual and customary business expenses. We paid approximately $347,671 and $298,050 to Mr. Thoenes pursuant to the Consulting Agreement during the fiscal years 2022 and 2023 respectively. The total fair market value of these stock options on March 3, 2023 was $30,650. The Consulting Agreement was for a term of approximately 6 months, or until December 31, 2021, and was extended by the parties to July 31, 2023. Mr. Thoenes was assisting us as Interim Chief Financial Officer. He resigned this position on August 1, 2023.

Outstanding Equity Awards at Fiscal Year-End October 31, 2023

	Stock Option Awards
Name	Number of Stock Options that Have Not Vested (#)	Market Value of Stock Options that Have Not Vested ($)
Nirajkumar Patel	11,905	182,504
Eric Mosser (resigned in December 2023)	38,909	517,650
Thomas Metzler	12,092	150,064
Stephen Sheriff	8,715	94,100

Potential Payments Upon Termination or Change-of-Control

Other than the stock options mentioned above in “Outstanding Equity Awards at Fiscal Year-End”, none of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our named executive officers.

Employment Agreements

Eric Mosser. On August 1, 2023, we entered an employment agreement with Mr. Mosser. Pursuant to the terms of the agreement, Mr. Mosser was paid an annual salary of $300,000 and receives health care insurance and other customary benefits. There was no fixed period outlined in the agreement, rather Mr. Mosser’s employment was at will, meaning that either party may terminate the employment at any time for any reason or no reason. In addition to Mr. Mosser’s base salary, Mr. Mosser was entitled to bonuses at the discretion of the Compensation Committee of our Board. Mr. Mosser resigned his positions with our company in December 2023.

Thomas Metzler. On August 1, 2023, we entered an employment agreement with Mr. Metzler pursuant to which he serves as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Metzler is paid an annual salary of $240,000 and receives health care insurance and other customary benefits. In addition to Mr. Metzler’s base salary, Mr. Metzler is entitled to bonuses at the discretion of the Compensation Committee of our Board, up to 30% of his base salary. Pursuant to his employment agreement, we granted to Mr. Metzler, effective August 1, 2023, an option to purchase 12,092 shares of the Common Stock with an exercise price of $12,41 per share. Such option vests over four years, with one-quarter vesting on the first anniversary of the grant date and the remainder monthly at the rate of 1/36 per month until fully vested. Mr. Metzler’s employment agreement contains customary clawback language, which states that any incentive-based compensation granted to Mr. Metzler, including any annual incentive bonus and stock options, that is subject to recovery under any law, government rule or regulation, or stock exchange listing requirement, will be subject to such deductions and clawback as may be required pursuant to applicable rules and our company’s Compensation Clawback Policy. The agreement also contains customary provisions for confidentiality and matters related to intellectual property and company property.

Mr. Metzler’s employment is at will, meaning that either he or our company may terminate the employment at any time for any reason or no reason. The employment agreement also allows for termination by us for “Cause” or by Mr. Metzler without “Good Reason,” as defined in the agreement. If we terminate Mr. Metzler’s employment for Cause, or if he terminates without Good Reason, Mr. Metzler will be entitled to receive the following: (i) any unpaid base salary accrued up to the termination date, (ii) reimbursement for business expenses, and (iii) employee benefits and equity compensation under our benefit plans as of the termination date, without any additional severance or termination payments. If we terminate Mr. Metzler without Cause, or if he terminates for Good Reason, Mr. Metzler will be entitled to receive: (i) the previously mentioned accrued amounts, (ii) severance pay equal to two (2) months of his base salary, increasing to six (6) months after one (1) year of employment, and (iii) any rights to option or equity grants previously granted.

Stephen Sherrif. On August 22, 2023, we entered an employment agreement with Mr. Sheriff pursuant to which he serves as of Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Sheriff is paid an annual salary of $225,000 and receives health care insurance and other customary benefits. In addition to Mr. Sherrif’s base salary, Mr. Sheriff is entitled to bonuses at the discretion of the Compensation Committee of our Board, up to 30% of his base salary. Pursuant to his employment agreement, we granted to Mr. Sheriff, effective August 22, 2023, an option to purchase 7,524 shares of the Common Stock with an exercise price of $9.24 per share. Such option vests over four years, with one-quarter vesting on the first anniversary of the grant date and the remainder monthly at the rate of 1/36 per month until fully vested. Mr. Sheriff’s employment agreement contains customary clawback language, which states that any incentive-based compensation granted to Mr. Metzler, including any annual incentive bonus and stock options, that is subject to recovery under any law, government rule or regulation, or stock exchange listing requirement, will be subject to such deductions and clawback as may be required pursuant to applicable rules and our company’s Compensation Clawback Policy. The agreement also contains customary provisions for confidentiality and matters related to intellectual property and company property.

Mr. Sheriff’s employment is at will, meaning that either he or our company may terminate the employment at any time for any reason or no reason. The employment agreement also allows for termination by us for “Cause” or by Mr. Sheriff without “Good Reason,” as defined in the agreement. If we terminate Mr. Sheriff’s employment for Cause, or if he terminates without Good Reason, Mr. Sheriff will be entitled to receive the following: (i) any unpaid base salary accrued up to the termination date, (ii) reimbursement for business expenses, and (iii) employee benefits and equity compensation under our benefit plans as of the termination date, without any additional severance or termination payments. If we terminate Mr. Sheriff without Cause, or if he terminates for Good Reason, Mr. Sheriff will be entitled to receive: (i) the previously mentioned accrued amounts, (ii) severance pay equal to two (2) months of his base salary, increasing to six (6) months after one (1) year of employment, and (iii) any rights to option or equity grants previously granted.

Barry M. Hopkins. On February 8, 2024, we entered an employment agreement with Barry M. Hopkins under which he serves as our Executive Chairman. Pursuant to the terms of the agreement, Mr. Hopkins is paid an annual salary of $300,000 and receives health care insurance and other customary benefits. In addition to Mr. Hopkins’ base salary, Mr. Hopkins is entitled to bonuses at the discretion of the Compensation Committee of our Board, up to 40% of his base salary. Pursuant to his employment agreement, we granted to Mr. Hopkins, effective February 8, 2024, an option to purchase 63,881 shares of the Common Stock with an exercise price of $5.25 per share (which was the fair market value of the Common Stock when he was appointed as our Executive Chairman on November 9, 2023). Such option vests over four years, with one-quarter vesting on the first anniversary of the grant date and the remainder monthly at the rate of 1/36 per month until fully vested. Mr. Hopkins’ employment agreement contains customary clawback language, which states that any incentive-based compensation granted to Mr. Hopkins, including any annual incentive bonus and stock options, that is subject to recovery under any law, government rule or regulation, or stock exchange listing requirement, will be subject to such deductions and clawback as may be required pursuant to applicable rules and our company’s Compensation Clawback Policy. The agreement also contains customary provisions for confidentiality and matters related to intellectual property and company property.

Mr. Hopkins’ employment is at will, meaning that either he or our company may terminate the employment at any time for any reason or no reason. The employment agreement also allows for termination by us for “Cause” or by Mr. Hopkins without “Good Reason,” as defined in the agreement. If we terminate Mr. Hopkins’ employment for Cause, or if he terminates without Good Reason, Mr. Hopkins will be entitled to receive the following: (i) any unpaid base salary accrued up to the termination date, (ii) reimbursement for business expenses, and (iii) employee benefits and equity compensation under our benefit plans as of the termination date, without any additional severance or termination payments. If we terminate Mr. Hopkins without Cause, or if he terminates for Good Reason, Mr. Hopkins will be entitled to receive: (i) the previously mentioned accrued amounts, (ii) severance pay equal to two (2) months of his base salary, increasing to six (6) months after one (1) year of employment, and (iii) any rights to option or equity grants previously granted.

Nirajkumar Patel. We do not have formal written employment agreements with Mr. Patel.

Director Compensation

In fiscal year 2023, we compensated our independent directors as follows:

Name of Director (1)	Fees Earned or Paid in Cash	Option Awards	Total
Paul Reuter (2)	$100,000	$91,249	$191,249
Roger Brooks	87,500	91,249	178,749
George Chuang	87,500	91,249	178,749
Barry M. Hopkins (3)	37,500	108,749	146,249
David Worner	37,500	108,749	146,249
James P. Cassidy (4)	16,667	0	16,667

(1)	Mr. Patel is a named executive officer and, accordingly, his compensation is included in the “Summary Compensation Table” above. Mr. Patel did not receive any compensation for their service as a director for the fiscal year ended October 31, 2023.

(2)	Mr. Reuter resigned from the Board on March 18, 2023.

(3)	Mr. Hopkins was appointed as our Executive Chairman and principal executive officer in November 2023.

(4)	Mr. Cassidy resigned from the Board on January 25, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,044	$377.58	6,713,749

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

Stock Subject to the Incentive Plan. Subject to the terms of the Incentive Plan, the maximum aggregate number of shares of our Common Stock that may be subject to or delivered under awards granted pursuant to the Incentive Plan is 4,761,905 shares. Shares subject to awards that have been canceled, expired, settled in cash, or not issued or forfeited for any reason (in whole or in part) will not reduce the aggregate number of shares that may be subject to or delivered under awards granted under the Incentive Plan and be available for future awards granted under the Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth, as of the date of this Report, the number of shares of Common Stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address (1)	Amount and Nature of Beneficial Ownership (Common Stock) (2)	Percentage of Class (2)

Nirajkumar Patel (3)	1,976,248	69.43%

Stephen Sheriff (4)	7,596	*

Roger Brooks (5)	6,746	*

George Chuang (6)	6,746	*

Barry M. Hopkins (7)	0	*

David Worner (8)	0	*

Mark Thoenes (9)	9,604	*

Thomas Metzler (10)	0	*

Current Executive Officers and Directors as a Group (8 Persons)	2,006,940	70.51%

Kaival Holdings, LLC, 401 N. Wickham Road, Suite 130 Melbourne, FL 32935 (12)	1,917,400	67.36%

* Less than 1.0%

(1) The address for each person listed above is 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949, unless otherwise indicated.

(2) Applicable percentage of ownership is based on 2,846,335 shares of Common Stock outstanding as of the date of this Report. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable within 60 days as of the date of this Report are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(3) Nirajkumar Patel serves as our Chief Science & Regulatory Officer, and director. Consists of 1,917,400 shares of our Common Stock held by Kaival Holdings, an entity over which Mr. Patel has shared dispositive and voting authority, and approximately 52,381 shares of our Common Stock issuable upon the exercise of vested options, and excludes approximately 11,905 shares of our Common Stock issuable upon the exercise of unvested options.

(4) Stephen Sheriff serves as our Chief Operating Officer. Consists of 6,405 shares of our Common Stock and approximately 1,191 shares of our Common Stock issuable upon the exercise of vested options, and excludes approximately 8,715 shares of our Common Stock issuable upon the exercise of unvested options.

(5) Roger Brooks serves as a member of our board. Consists of approximately 6,746 shares of our Common Stock issuable upon the exercise of vested options and excludes approximately 5,953 shares of our Common Stock issuable upon the exercise of unvested options.

(6) George Chuang serves as a member of our board. Consists of approximately 6,746 shares of our Common Stock issuable upon the exercise of vested options and excludes approximately 5,953 shares of our Common Stock issuable upon the exercise of unvested options.

(7) Barry M. Hopkins serves as our Executive Chairman and Interim Chief Executive Officer and President. Excludes approximately 5,953 shares of our Common Stock issuable upon the exercise of unvested options.

(8) David Worner serves as a member of our board. Excludes approximately 5,953 shares of our Common Stock issuable upon the exercise of unvested options.

(9) Mark Thoenes serves as a member of our board. Consists of 80 shares of our Common Stock and approximately 9,524 shares of our Common Stock issuable upon the exercise of vested options.

(10) Thomas Metzler serves as our Chief Financial Officer, Secretary and Treasurer. Excludes approximately 12,092 shares of our Common Stock issuable upon the exercise of unvested options.

Nirajkumar Patel and Eric Mosser (our former Chief Executive Officer and President) are the sole voting members of Kaival Holdings, with Mr. Patel holding voting control.

Item 13. Certain Relationships and Related Party Transactions

Since the  beginning of our fiscal year, we have entered into or participated in the following transactions with related persons:

Revenue

During the year ended October 31, 2023, the Company recognized revenue of $10,828 from three companies owned by Nirajkumar Patel, the Chief Science and Regulatory Officer and a director of the Company, and/or his wife.

Purchases and Accounts Payable

During the year ended October 31, 2023, 100% of the inventories of products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $ 12,747,006. As of October 31, 2023, the Company product valued at $4,057,025 were held in inventory. In addition, as of October 31, 2023, the Company had an accounts payable balance to Bidi related to purchase of inventories of $1,521,491.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of October 31, 2023 and 2022, no additional license fees are owed to Bidi. As of October 31, 2023, the Company had accounts payable to Bidi of $712,524 for NRE and $240,802 for reimbursement of insurance expense.

Leased Office Space and Storage Space

We capitalize all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. We exclude short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. On June 10, 2022, we entered into the 2022 Lease with Just Pick for approximately 21,332 rentable square feet combined in our principal office building and warehouse, together with all improvements thereon. Just Pick is considered a related party because our Chief Science and Regulatory Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

Receivables Purchase Arrangements

On November 29, 2023, we entered into two receivables purchase transactions pursuant to: (i) a Future Receivables Sale and Purchase Agreement, dated November 29, 2023, between Clearview Funding Solutions LLC (“Clearview”) and our company (the “Clearview Agreement”), and (ii) a Future Receivables Sale and Purchase Agreement, dated November 29, 2023, between Mr. Advance LLC (“Advance”) and our company (the “Advance Agreement”).

Pursuant to the Clearview Agreement, we sold future receivables in the principal amount of $864,000 (the “Clearview Future Receivables”) to Clearview in a private transaction for a purchase price of $600,000 (giving effect to original issue discount of $264,000). In connection with the sale of the Clearview Future Receivables, we also paid an origination fee to Clearview for underwriting and application costs of $36,520, resulting in net proceeds to us of $563,480 (gross of advisory fees). Our obligations under the Clearview Agreement are personally guaranteed by Eric Mosser, our former Chief Executive Officer and President.

Pursuant to the Advance Agreement, we sold future receivables in the principal amount of $864,000 (the “Advance Future Receivables”) to Advance in a private transaction for a purchase price of $600,000 (giving effect to original issue discount of $264,000). In connection with the sale of the Advance Future Receivables, we also paid an origination fee to Advance for underwriting and related expenses of $36,035, resulting in net proceeds to us of $563,965 (gross of advisory fees). Our obligations under the Advance Agreement are also personally guaranteed by Mr. Mosser.

Policies and Procedures for Related Party Transactions

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are presented to our board of directors (other than any interested director, if possible) for approval and documented in the board minutes.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by MaloneBailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2023, and October 31, 2022.

	2023	2022
Audit and review fees	$286,725	$195,000
Audit-related fees	—	10,000
Tax fees	—	—
All other fees	—	—
Total	$286,725	$205,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and are incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, dated May 30, 2023, which was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective January 22, 2024, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2024, and is incorporated herein by reference thereto.

4.1	Description of Securities*

4.2	Form of senior indenture, filed as Exhibit 4.4 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 30, 2021, and is incorporated herein by reference thereto.

4.3	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.4	Warrant Agency Agreement, dated as of September 29, 2021, by and between Kaival Brands Innovations Group, Inc. and VStock Transfer, LLC, as warrant agent, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.5	Common Stock Purchase Warrant issued to GoFire, Inc on May 30, 2023, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

10.1	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.2	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.3	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.5	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.8	Amended and Restated 2020 Stock and Incentive Compensation Plan, which was filed as an annex to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 4, 2022 and is incorporated herein by reference thereto.

10.9	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.10	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.11	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Nirajkumar Patel, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020 and is incorporated herein by reference thereto.

10.12	Form of Restricted Stock Unit Agreement by and between Kaival Brands Innovations Group, Inc. and Eric Mosser, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020 and is incorporated herein by reference thereto.

10.13	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, which was filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.14	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.15	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021 and is incorporated herein by reference thereto.

10.16	Independent Director Agreement, dated June 30, 2021, by and between the Company and George Chuang, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.17	Consulting Agreement, dated June 14, 2021, by and between the Company and Mark Thoenes, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021, and is incorporated herein by reference thereto.

10.18	Amended and Restated Independent Director Agreement, dated March 29, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.19	Amendment to Amended and Restated Independent Director Agreement, dated July 19, 2021, by and between the Company and Roger Brooks, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2021, and is incorporated herein by reference thereto.

10.20	Lease Agreement by and between the Company and Just Pick, LLC, dated June 10, 2022, which was filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto.

10.21	Deed of Licensing Agreement by and between Kaival Brands International, LLC and Philip Morris Products S.A., dated as of June 13, 2022, which was filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto. (1) +

10.22	Fourth Amendment to Service Agreement, dated November 9, 2022 between the Company and QuikfillRx, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto. +

10.23	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

10.24	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

10.25	Asset Purchase Agreement by and among Kaival Brands Innovations Group, Inc., Kaival Labs, Inc., and GoFire, Inc., dated May 30, 2023, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

10.26	Employment Agreement by and between the Company and Thomas Metzler, dated August 1, 2023, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2023, and is incorporated herein by reference thereto.

10.27	Deed of Amendment to Deed of License Agreement, executed and entered into by the Company on August 12, 2023, by and among Philip Morris Products S.A., Kaival Brands International, LLC, Bidi Vapor, LLC and the Company. which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 19, 2023, and is incorporated herein by reference thereto.*+

10.28	Employment Agreement by and between the Company and Stephen Sheriff, dated August 22, 2023, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2023, and is incorporated herein by reference thereto.

10.29	Employment Agreement by and between the Company and Barry Hopkins, dated February 8, 2024.*

19.1	Amended and Restated Insider Trading Policy*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

97.1	Compensation Clawback Policy*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

Kaival Brands Innovations Group, Inc.

By:	/s/ Barry M. Hopkins
Barry M. Hopkins
Executive Chairman, Interim Chief Executive, and President
(Principal Executive Officer)
Dated: February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry M. Hopkins
Barry M. Hopkins
Executive Chairman, Interim Chief Executive Officer, and President
(Principal Executive Officer)
Dated: February 13, 2024

By:	/s/ Thomas Metzler
Thomas Metzler
Chief Financial Officer, Treasurer, and Secretary
Dated: February 13, 2024

By:	/s/ Nirajkumar Patel
Nirajkumar Patel
Chief Science and Regulatory Officer and Director
Dated: February 13, 2024

By:	/s/ Roger Brooks
Roger Brooks
Director
Dated: February 13, 2024

By:	/s/ George Chuang
George Chuang
Director
Dated: February 13, 2024

By:	/s/ Mark Thoenes
Mark Thoenes
Director
Dated: February 13, 2024

By:	/s/ David Worner
David Worner
Director
Dated: February 13, 2024