Form 10-Q
period 2024-01-31
Kaival Brands Innovations Group, Inc.
filed 2024-03-25
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 25, 2024, there were 2,863,002 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to obtain from, and pay for, Bidi products we distribute;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (“FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits, and the outcome of the FDA’s pending review of such PMTA, the denial of which could have a substantial adverse impact on our company;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, which has the potential to have a substantial adverse impact on our company;

●	the outcome of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on QuikfillRx, LLC (now known as Kaival Marketing Services) to provide key sales, marketing and other support services to us. QuikfillRx, LLC provides advertising and marketing services. The Contract with QuikfillRx, LLC was terminated in Feb 2024

●	our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments;

●	the influence on our company of Kaival Holdings, LLC, our majority shareholder which is controlled by Nirajkumar Patel, our Chief Executive Officer and a director of our company, and the potential for conflicts of interests between Kaival Holdings and our company and our minority stockholders;

●	our relationships with, and reliance on, third party distributors and brokers to arrange for sales of our products;

●	the market perception of Bidi products we distribute and related impacts on our reputation;

●	the impact of black-market goods on our business;

●	the demand for Bidi products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our ability or plans to diversify our product offerings;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control such as COVID-19.

ii

Forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contained in this Report and the section “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2023, for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	January 31, 2024	October 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$591,293	$533,659
Accounts receivable, net	743,961	1,869,276
Inventories, net	2,058,070	4,071,824
Inventory deposit – related party	273,060	—
Prepaid expenses	369,027	430,668
Total current assets	4,035,411	6,905,427
Fixed assets, net	2,668	2,842
Intangible assets, net	11,271,710	11,468,309
Right of use asset- operating lease	959,594	1,008,428
TOTAL ASSETS	$16,269,383	$19,385,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$304,595	$374,332
Accounts payable- related party	1,413,691	2,474,817
Loans payable, net	821,889	799,471
Accrued expenses	695,442	736,194
Customer deposits	50,000	—
Customer refund due	229,548	392,406
Operating lease obligation – short term	189,329	184,568
Total current liabilities	3,704,494	4,961,788

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	817,106	866,207

TOTAL LIABILITIES	4,521,600	5,827,995

STOCKHOLDERS’ EQUITY:
Preferred stock; 5,000,000 shares authorized:
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of January 31, 2024, and October 31, 2023, respectively)	—	—

Series B Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, 900,000 issued and outstanding as of January 31, 2024, and October 31, 2023, respectively)	900	900

Common stock ($0.001 par value, 1,000,000,000 shares authorized, 2,863,002 and 2,793,386 issued and outstanding as of January 31, 2024, and October 31, 2023, respectively)	2,863	2,793

Additional paid-in capital	44,621,654	44,317,266

Accumulated deficit	(32,877,634)	(30,763,948)
Total Stockholders’ Equity	11,747,783	13,557,011
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,269,383	$19,385,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,
	2024	2023
Revenues
Revenues, net	$2,991,280	$2,435,835
Revenues - related parties	1,900	3,085
Royalty revenue	240,000	105,572
Excise tax on products	(21,607)	(18,574)
Total revenues, net	3,211,573	2,525,918

Cost of revenue
Cost of revenue - related party	2,013,435	1,985,800
Total cost of revenue	2,013,435	1,985,800

Gross profit	1,198,138	540,118

Operating expenses
Advertising and promotions	404,892	588,910
General and administrative expenses	2,507,868	2,958,069
Total operating expenses	2,912,760	3,546,979

Other income
Loss on extinguishment of debt	(98,432)	—
Interest (expense) income, net	(299,917)	11,952
Total other (expense) income	(398,349)	11,952

Loss before income taxes provision	(2,112,971)	(2,994,909)

Provision (benefit from) for income taxes	(715)	—

Net loss	$(2,113,686)	$(2,994,909)
Preferred stock dividend	(67,500)	—
Net loss attributable to common shareholder	$(2,181,186)	$(2,994,909)

Net loss per common share - basic and diluted	$(0.76)	$(1.12)

Weighted average number of common shares outstanding - basic and diluted	2,854,850	2,674,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2024

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011

Rounding from reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense	—	—	—	—	309,958	—	309,958
Net loss	—	—	—	—	—	(2,113,686)	(2,113,686)

Balances, January 31, 2024	900,000	$900	2,863,002	$2,863	$44,621,654	$(32,877,634)	$11,747,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2023

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2022	—	$—	2,674,718	$2,675	$29,429,281	$(19,631,176)	$9,800,780

Stock option expense	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	(2,994,909)	(2,994,909)
Balances, January 31, 2023	—	$—	2,674,718	$2,675	$30,865,068	$(22,626,085)	$8,241,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended January 31, 2024	For the Three Months Ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,113,686)	$(2,994,909)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	62,000	—
Depreciation and amortization	196,773	116
Amortization of debt discount	111,239	—
Loss on extinguishment of debt	98,432	—
Stock option expense	309,958	1,435,787
ROU operating lease expense	48,834	46,949
Write-off inventory	319	—
Changes in current assets and liabilities:
Accounts receivable	1,125,315	56,315
Other receivable – related party	—	194,590
Prepaid expenses	61,641	109,786
Inventory	2,013,435	(2,521,766)
Inventory deposit – related party	(273,060)	—
Income tax receivable	—	1,607,302
Accounts payable	(69,737)	41,242
Accounts payable – related party	(1,061,126)	2,350,787
Accrued expenses	(108,252)	(423,704)
Deferred revenue	—	(105,572)
Customer deposits	50,000	(32,875)
Customer refund due	(162,858)	366,956
Right of use liabilities – operating lease	(44,340)	(39,789)
Net cash provided by operating activities	244,887	91,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	—	(3,480)
Net cash used in investing activities	—	(3,480)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan payables	1,106,731	—
Payments on loan payables	(1,293,984)	—
Net cash used in financing activities	(187,253)	—

Net change in cash	57,634	87,735
Beginning cash balance	533,659	3,685,893
Ending cash balance	$591,293	$3,773,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$111,239	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred stock dividend	$67,500	$—

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

Current Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and director of the Company . The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions and memorialize the Company’s current business relationship with Bidi. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

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

Impact of the FDA PMTA Decision and Subsequent Court Actions

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

The opinion further found indicated that the FDA did not properly review the data and evidence that it has long made clear are critical to the appropriate for the protection of the public health (“APPH”) standard for PMTAs set forth in the Tobacco Control Act including, in Bidi’s case, “product information, scientific safety testing, literature reviews, consumer insight surveys, and details about the company’s youth access prevention measures, distribution channels, and adult-focused marketing practices,” which “target only existing adult vapor product users, including current adult smokers,” as well as our retailer monitoring program and state-of-the-art anti-counterfeit authentication system. Because a MDO must be based on a consideration of the relevant factors, such as the marketing and sales-access-restrictions plans, the denial order was deemed arbitrary and capricious, and vacated by the FDA.

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022, decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. In the meantime, the Company anticipates continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief due on April 15, 2024. The Company cannot provide any assurances as to the timing or outcome. Unless the MDO ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

Risks and Uncertainties

FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTAs, the Company views the risk of FDA enforcement against Bidi as low, and is no longer marketing the Classic BIDI® Stick per the MDO. The Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs and Kaival Brands International. Intercompany transactions are eliminated.

 Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (the “2023 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2023 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of January 31, 2024, and October 31, 2023.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash and cash equivalents of $191,341 and $252,586 as of January 31, 2024, and October 31, 2023, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated at cost, net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and collection history and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of debtors based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the debtors were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of January 31, 2024, and October 31, 2023, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no allowance for doubtful accounts is required.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $113,243 as of January 31, 2024, and October 31, 2023, which is included in accrued expenses in the consolidated balance sheet.

Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of January 31, 2024, and October 31, 2023, the inventories only consisted of finished goods and were located in three locations: the Company’s main warehouse located in Florida and two customer warehouses whose service agreements are on a consignment basis with the Company.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $381,512 as of January 31, 2024 and October 31, 2023.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of January 31, 2024, and October 31, 2023, the Company had $50,000 and none in deposits from customers, respectively.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of January 31, 2024, and October 31, 2023, the Company had customer refunds due in the amounts equal to $229,548 and $392,406, respectively.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets.   During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of January 31, 2024, no additional license fees are owed to Bidi

As of October 31, 2023, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $1,002,196 of which $289,672 and $712,524 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively. As of January 31, 2024, amounts receivable from PMPSA in connection with the license agreement totaled $322,845 of which $240,000 pertain to royalties.

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

Concentration of Revenues and Accounts Receivable

For the three months ended January 31, 2024, (i) 17% or $511,192 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation, (ii) 16% or $474,378 of the revenue from the sale of the Products was generated from GPM Investments, LLC, and (iii) approximately 14% or $417,740 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from International Wholesale Club.

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

QuikTrip Corporation, with an outstanding balance of $180,294, accounted for 43% of the total accounts receivable from customers as of January 31, 2024.

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

The fair value of each option granted during the fiscal three-month period ended January 31, 2024, and January 31, 2023, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of January	As of January
	31, 2024	31, 2023
Expected dividend yield	0%	0%
Expected option term (years)	6.25 - 10	10
Expected volatility	255.35 - 280.34%	275.68%
Risk-free interest rate	3.69 - 4.08%	4.12%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024 and October 31, 2023  . The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. As of January 31, 2024 and   October 31, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective November 1, 2023 and determined that the update applied to accounts receivable. The adoption did not have a material effect on our consolidated financial statements and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts.

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

The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan as the Company seeks to grow its revenues. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the Company’s   significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue similar operations with increased marketing and enhanced efforts to increase sales, which the Company believes will result in increased revenue and ultimately net income.

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

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $524,265 as of January 31, 2024, respectively and $11,795,975 and $327,666 as of October 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 14.3 years and 14.6 years as of January 31, 2024, and October 31, 2023; respectively.

The Company recognized amortization expense of $196,599 and none for the three months ended January 31, 2024, and 2023, respectively. Amortization expense is included under general and administrative expenses in the consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

2024	$589,799
2025	786,398
2026	786,398
2027	786,398
2028	786,398
Thereafter	7,536,319
Total	$11,271,710

Note 5 – Loans Payable

On May 9, 2023, the Company entered into two loan agreements which are collateralized by all assets of the Company until the loans are repaid in full. As illustrated in the following table, under the terms of these agreements, the Company received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the lenders at the disclosed weekly payment rate. The Company’s former Chief Executive Officer, Eric Mosser personally guarantees the performance of these loans. These loans were fully paid on December 4, 2023, upon their maturity.

On November 29, 2023, the Company entered into two loan agreements which are collateralized by all assets of the Company until the loans are repaid in full. As illustrated in the following table, under the terms of these agreements, the Company received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the lenders at the disclosed weekly payment rate. The Company’s former Chief Executive Officer, Eric Mosser personally guarantees the performance of these loans.

The Company has accounted for these agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

The following table shows our loan agreements as of January 31, 2024

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
November 29, 2023	$600,000	$864,000	$402,832	Weekly	30,857	$25,739
November 29, 2023	600,000	864,000	381,057	Weekly	30,857	26,086
	$1,200,000	$1,728,000	$783,889			$51,825

The following table shows our loan agreements as of October 31, 2023:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
May 9, 2023	$400,000	$580,000	$53,709	Weekly	20,714	$3,434
May 9, 2023	400,000	580,000	80,467	Weekly	20,714	5,247
	$800,000	$1,160,000	$134,176			$8,681

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matures on February 8, 2024 (the “Maturity Date”) and bears interest at the rate of 10% per annum. Interest shall be payable on a monthly basis beginning on the date that is one month following the date of issuance of the Note. Provided no event of default (as defined in the Note) is in effect as of the Maturity Date, the Company may elect to extend the Maturity Date for a period of six (6) months. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs are amortized over the term of the note. Amortization expense amounted to $38,273 for the three months ended January 31, 2024, and $122,273 for the year ended October 31, 2023. As of January 31, 2024, and October 31, 2023, the carrying value of the loan and unamortized debt discount and issuance costs were $nil and $513,295 and $nil and $136,705, respectively.

Under the SPA, the Company has the right to repurchase half of the Commitment Fee Shares if the Note is repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connections with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt for the three months ended January 31, 2024.

On May 20, 2023, the Company obtained a nine-month loan from Westfield Bank to finance the annual D&O insurance. The principal amount was $342,001 and subject to an effective interest rate of 7.79%. As of January 31, 2024 and October 31, 2023, the remaining balance was $38,000 and $152,000, respectively.

Note 6 – Leases

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the Chief Executive Officer and a director of the Company.   Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Office and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement (the “2022 Lease”) with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. The Company must pay Just Pick base rent equal to $17,777 per month during the first year of the Lease Term with a five-year lease renewal option. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,666 in the second year, $19,554 in the third year, $20,443 in the fourth year, $22,221 in the fifth year, $23,999 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if applicable. In addition to the base rent, the Company must pay one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the Lease term. For both the ROU asset and ROU liability, the lease renewal option was considered in the calculation with an incremental borrowing rate of 4.5%. The Company had $48,834 and $46,949 in operating lease expenses for the three months ended January 31, 2024, and January 31, 2023, respectively.

Cash flow information related to leases was as follows:

	January 31, 2024	January 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(48,340)	$(46,949)

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets as of January 31, 2024, and October 31, 2023:

Lease Position	January 31, 2024	October 31, 2023
Operating Leases
Operating lease right-of-use assets	$959,594	$1,008,428
Right of use liability operating lease current portion	$189,329	$184,568
Right of use liability operating lease long term	817,106	866,207
Total operating lease liabilities	$1,006,435	$1,050,775

The following table provides the maturities of lease liabilities on January 31, 2024:

Operating Leases
Maturity of Lease Liabilities on January 31, 2024
2024	172,137
2025	238,800
2026	253,614
2027	274,946
2028 and thereafter	175,989
Total future undiscounted lease payments	$1,115,486
Less: Interest	(109,051)
Present value of lease liabilities	$1,006,435

At January 31, 2024, the Company had no additional leases which had not yet commenced.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

The Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36, month, 48 months, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Reverse Stock Split

On January 22, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on January 25, 2024, on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements and other financial information in this Report have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

Common Stock

During the three months ended January 31, 2024, the Company issued 52,949 shares of common stock for rounding of shares related to the Reverse Split.

During the three months ended January 31, 2024, the Company issued 16,667 shares of common stock to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer. The fair value was $62,000 based on the closing price of the common stock on the termination date and recorded as stock-based compensation.

Stock Options

Summary of stock options information is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	$31.36
Granted	8,811	78,038	2.81-11.76	8.86
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(154,762)	(3,206,669)	20.72	20.72
Outstanding, January 31, 2024	303,155	$10,952,777	$10.08-602.28	$36.13
Exercisable, January 31, 2024	163,204	$8,732,962	$12.87-602.28	$53.51

During the three months ended January 31, 2024, and 2023, the Company recognized $309,958 and $1,435,787, respectively of stock option expense related to outstanding stock options. On January 31, 2024, the Company had $3,594,567 of unrecognized expenses related to options. The weighted average remaining contractual life is approximately 8.76 years for stock options outstanding on January 31, 2024. The aggregate intrinsic value of these outstanding options as of January 31, 2024, was $0. Compensation expense related to performance-based options is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

On January 19, 2024, non-qualified stock options exercisable for up to 5,953 shares of Common Stock were awarded to one board member of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on May 30, 2024. The fair value of the options on the grant date was $70,007 using a Black-Scholes option pricing model with the following assumptions: stock price $11.76 per share (based on the quoted trading price on the date of grant), a computed volatility of 280.34%, expected term of 10 years, and a risk-free interest rate of 3.69%. This board member resigned on January 25, 2024.

On January 29, 2024, non-qualified stock options exercisable for up to 2,858 shares of Common Stock were awarded to one employee of the Company. These stock options have a ten-year term from the grant date, with the shares fully vesting on January 29, 2028. The fair value of the options on the grant date was $8,018 using a Black-Scholes option pricing model with the following assumptions: stock price $2.81 per share (based on the quoted trading price on the date of grant), a computed volatility of 255.35%, expected term of 10 years, and a risk-free interest rate of 4.08%. This employee resigned on February 28, 2024.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2023	242,548	$13,946,006	$12.39-126	$57.51
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(36,912)	(544,025)	12.39-15.33	14.74
Outstanding, January 31, 2024	205,636	$13,404,980	$39.00-126.00	$65.19
Exercisable, January 31, 2024	205,636	$13,404,980	$39.00-126.00	$65.19

The weighted average remaining contractual life is approximately 2.97 years for Common Stock warrants outstanding as of January 31, 2024. As of January 31, 2024, there was no intrinsic value of outstanding stock warrants.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and a director of the Company.

Revenue and Accounts Receivable

During the three months ended January 31, 2024, the Company recognized revenue of $1,900 from one company owned by Nirajkumar Patel, the Chief Executive Officer and a director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of January 31, 2024.

During the three months ended January 31, 2023, the Company recognized revenue of $3,085 from one company owned by Nirajkumar Patel, the Chief Executive Officer and a director of the Company, and/or his wife.

Concentration of Purchases and Accounts Payable

During the three months ended January 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $273,060. This amount reflects the deposit paid for inventory on order. As of January 31, 2024, the Company had accounts payable to Bidi of $1,413,691 and Products valued at $2,058,070 were held in inventory.

During the three months ended January 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $3,697,210. As of January 31, 2023, the Company had accounts payable to Bidi of $2,350,787.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets.    As of January 31, 2024 and October 31, 2023, no additional license fees are owed to Bidi. As of January 31, 2024, the Company has a payable to Bidi $138,692 for reimbursement of insurance expense. As of October 31, 2023, the Company has a payable to Bidi of $712,524 for certain non-recurring engineering costs related to the PMI License Agreement which were fully paid in November 2023, and $240,802 for reimbursement of insurance expense.

Leased Office Space and Storage Space

The Company capitalizes all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. On June 10, 2022, the Company entered into the 2022 Lease with Just Pick for approximately 21,332 rentable square feet combined in the office building and warehouse located at the Premises, together with all improvements thereon. Just Pick is considered a related party to the Company because the Company’s Chief Executive Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2024, and October 31, 2023, other than the below:

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

The Company accrued $0 and $28,318 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended January 31, 2024 and 2023, respectively.

Note 10 – Subsequent Events

Stock Options Transactions

On February 8, 2024 (the “Grant Date”), Barry M. Hopkins former Chief Executive Officer, received a 10-year incentive stock option grant to purchase 63,881 shares of Common Stock in partial consideration of his employment services to the Company. The exercise price of such grant option is $5.25 per share equal to the fair market value of the Issuer’s common stock on November 9, 2023, which is the effective date of the Reporting Person’s Mr. Hopkins’ employment agreement with the Issuer Company. The option shall vest over four years. One-quarter of the option shall vest on the first anniversary of the grant date and afterward shall vest monthly at the rate of 1/36 per month until fully vested. On February 22, 2024, Barry M. Hopkins resigned from the company.

Termination of QuikfillRx Service Agreement Amendment

On February 21, 2024, the Company terminated the agreement and all amendments with QuikFill Rx dba Kaival Marketing Services. Per the termination, Kaival was required to pay $80,000 by March 1, 2024, in full satisfaction of all obligations, debts, and prior services. Including but not limited to stock incentives, bonuses, third party obligations, owed by Kaival to KMS. Kaival made the required payment on February 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the three months ended January 31, 2024, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2023, contained in the 2023 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

Our business is focused on the sales, marketing and distribution of ENDS products, also known as “e-cigarettes”, in a variety of ways. Our primary product is the Bidi® Stick as well as other products manufactured by our affiliate Bidi. We hold the exclusive worldwide right to market and distribute the Bidi® Stick and certain other products manufactured by Bidi. We intend to drive revenue growth primarily through wholesale and traditional retail channels, including convenience stores.

Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS and related components (as more particularly set forth in the A&R Distribution Agreement and referred to herein as the products) for sale and resale to both retail level customers and nonretail level customers. Currently, the products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our Chief Executive Officer and director and an indirect controlling stockholder of our company, owns Bidi.

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

A key third party collaborator of ours was QuikfillRx, LLC, (“QuikfillRx”) a Florida limited liability company which recently began doing business as “Kaival Marketing Services” to better reflect its contributions to our company. QuikfillRx provides us with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options. This Agreement was terminated in February 2024.

We have also maintained key international licensing agreements with Philip Morris and its affiliates as described under Item 1 – Business.

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

GoFire Asset Acquisition

On May 30, 2023, we and Kaival Labs entered into the GoFire APA with GoFire. Pursuant to the terms of the GoFire APA, we purchased certain intellectual property assets of GoFire consisting of various patents and patent applications (the “Purchased Assets”) in exchange for equity securities of our company and certain contingent cash consideration. The Purchased Assets will be housed in Kaival Labs and consist of 19 existing and 47 pending patents with novel technologies related to vaporization and inhalation technologies. The patents and patent applications cover the U.S. and several international territories. The Purchased Assets also include four registered and two pending trademarks. The goal of this acquisition is to diversify our product offerings and create near and longer-term revenue opportunities in the form of potential licenses of the acquired technology and our development of new products based on the Purchased Assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the Purchased Assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurances can be given, however, that the Purchased Assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

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

Since the PMTA was remanded, Bidi has continued to update its application with the results of new studies, including a nationwide population prevalence study on the BIDI® Stick that has been published in a peer-reviewed scientific journal.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick. In March 2023, Bidi received a deficiency letter with respect to the tobacco-flavored Classic BIDI® Stick PMTA, to which the company submitted in June 2023. Subsequently, on January 22, 2024, Bidi received a MDO regarding the Classic BIDI® Stick. The MDO identified three highly technical deficiencies related to certain analytical testing and Bidi’s pharmacokinetic (PK) study. On January 26, 2024, Bidi petitioned the 11th Circuit to review the MDO for the Classic BIDI® Stick, arguing that the denial is arbitrary and capricious under the APA, an abuse of discretion, or otherwise not in accordance with the law, as well as contrary to constitutional right and in excess of statutory authority. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief due on April 15, 2024. Unless the MDO ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

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

Bidi is controlled by Nirajkumar Patel, our Chief Executive Officer and a director of the Company. Moreover, Kaival Holdings, an entity controlled by Mr. Patel, is our majority shareholder. In addition, our corporate headquarters is leased to us by an affiliate of Mr. Patel. Therefore, Mr. Patel has the power and ability to control or influence our business.

Dependence on QuikfillRx, LLC and Distributors

We are substantially dependent on QuikfillRx, LLC (d/b/a Kaival Marketing Services, or KMS) to provide key marketing, sales and other support services to us. In addition, we rely on third-party brokers and distributors to introduce and place our products into our historic foundation of convenience-stores and more recently into new retail channels, including dollar, grocery and mass-merchandisers. The loss of one or more of these key relationships would have a material adverse effect on our business. This agreement was terminated in February of 2024.

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

Nature of our Products and Regulation

Competition in the market for e-cigarettes from illicit sources may have an adverse effect on our overall sales volume, restricting our ability to increase selling prices and damaging our brand equity and reputation. Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry, including the products we sell. Although we combat counterfeiting of our Products by engaging in certain tactics, such as requiring all sales force personnel to randomly collect our Products from retailers in order to be tested by our quality control team, maintaining a quality control group that is responsible for identifying counterfeit products and surveillance of retailers we suspect are selling counterfeit Products through our own secret shopper force, no assurance can be given that we will be able to detect or stop sales of all counterfeit products. In addition, while we may bring suits against retailers and distributors that sell certain counterfeit products, no assurance can be given that we will be successful in any such suits or that such suits will be successful in stopping other retailers or distributors from selling.

Counterfeit products.

Our Products (included in this context any products that we may develop from the GoFire Purchased Assets) are and will be heavily regulated by the FDA,which has broad regulatory powers. The market for ENDS products is subject to a great deal of uncertainty and is still evolving. ENDS products, having recently been introduced to market over the past 10 to 15 years, are at a relatively early stage of development, and represent core components of a market that is evolving rapidly, highly regulated, and characterized by a number of market participants. Rapid growth in the use of, and interest in, ENDS products is recent, and may not continue on a lasting basis. With respect to the GoFire Purchase Assets, the underlying technology touches on hemp/cannabis, nutraceutical and healthcare applications in addition to nicotine, all of which are heavily regulated by the FDA and other federal and state agencies. The demand and market acceptance for all of these products is subject to a high level of uncertainty. Therefore, we are subject to all the business risks associated with a new enterprise in an evolving market.

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

Change of Control

On February 6, 2019, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”), by and among us, GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), our then-controlling stockholder, and Kaival Holdings, LLC, a Delaware limited liability company (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 24,000,000 shares of our restricted common stock, representing approximately 88.06% of our then issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Share Purchase Agreement. The consummation of the transactions contemplated by the Share Purchase Agreement resulted in a change in control, with KH becoming our largest controlling stockholder. Nirajkumar Patel and Eric Mosser are the sole voting members of KH.

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

The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan as the Company seeks to grow its revenues. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the Company’s, significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue similar operations with increased marketing and enhanced efforts to increase sales, which the Company believes will result in increased revenue and ultimately net income.

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

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of January 31, 2024, we had working capital of approximately $330,917 and total cash of approximately $591,293. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows:

Net cash flows provided by operations was approximately $0.2 million   for the first three months of fiscal year 2024, compared to $0.1 million cash flows provided by operations for the first three months of fiscal year 2023. The increase in cash flows provided by operations for the three months ended   2024 compared to the three months ended 2023 was primarily due to changes in inventory and accounts receivable.

Net cash flows used by financing activities was approximately $0.2 million for  the three months of fiscal year 2024, compared to cash flows used in financing activities of approximately $0 for the three months of fiscal year 2023. The cash used by financing activities for the three months ended 2024 consisted primarily of proceeds offset by payments on   Loans payables.

Results of Operations

Three months ended January 31, 2024, compared to three months ended January 31, 2023

Revenues:

Revenues for the first quarter of fiscal year 2024 were approximately $3.2 million, compared to approximately $2.5 million in the same period of the prior fiscal year. Revenues increased in the first quarter of 2024, primarily due to a decrease in credits being issued to customers.

Cost of Revenue, Net and Gross Profit (Loss):

Gross profit in the first quarter of fiscal year 2024 was approximately $1.2 million, or approximately 37.3% of revenues, net, compared to approximately $0.5 million gross profit or approximately 21.4%, of revenues, net, for the first quarter of fiscal year 2023. Total cost of revenue, net was approximately $2.0 million, or approximately 62.7% of revenue, net for the first quarter of fiscal year 2024, compared to approximately $2.0 million, or approximately 78.6% of revenue, net for the first quarter of fiscal year 2023. The increase is due to fewer credits issued during the three months January 31, 2024.

Operating Expenses:

Total operating expenses were approximately $2.9 million for the first quarter of fiscal year 2024, compared to approximately $3.5 million for the first quarter of fiscal year 2023. For the first quarter of fiscal year 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.4 million, stock option expense of approximately $0.3 million, professional fees of approximately $0.8 million, and all other general and administrative expenses of approximately $1.4 million. General and administrative expenses in the first quarter of fiscal year 2024 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the first quarter of fiscal year 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.6 million, stock option expense of approximately $1.4 million, professional fees of approximately $0.6 million, and all other general and administrative expenses of approximately $0.9 million. General and administrative expenses in the first quarter of fiscal year 2023 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the first quarter of fiscal year 2024, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($2.1) million, similarly we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately ($3.1) million for the first quarter of fiscal year 2023.

Net Loss:

As a result of the items noted above, the net loss for the first quarter of fiscal year 2024 was approximately $2.2 million, or $0.76 basic and diluted net loss per share, compared to a net loss of approximately $3.0 million, or $1.12 basic and diluted net loss per share, for the first quarter of fiscal year 2023. The decrease in the net loss for the first quarter of fiscal year 2024, as compared to the first quarter of fiscal year 2023, is primarily attributable to the increase in revenues and decrease in operating expenses as noted above.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2024 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report for the year ended October 31, 2023.

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

Under the supervision and with the participation of our management, including our President and Chief Operating Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Operating Officer and Interim Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of January 31, 2024. Some of those internal controls include multiple levels of review of the accounting and reporting procedures and processes, lack of proper segregation of duties, lack of sufficient and consistent real time remote communications, as well as certain accounting and reporting issues.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that all material weaknesses are remediated as soon as possible. Management will continue to work to improve its disclosure controls and procedures during fiscal 2024   with the goal of improvement in the effectiveness of its systems in our internal controls during the next 12 months. We intend to hire additional staff and to take such other actions as may be necessary to address its material weaknesses. The Company did add additional financial and accounting personnel during its fiscal year ended October 31, 2023, and as such, we believe we have made progress in the implementation of certain internal controls, such as multiple levels of review and analysis of the accounting and reporting procedures and processes, and of journal entries and general ledger account reconciliations.

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended January 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 25, 2024	A	/s/ Nirajkumar Patel
Nirajkumar Patel
Chief Executive Officer

Date: March 25, 2024	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer