Form 10-Q
period 2024-04-30
Kaival Brands Innovations Group, Inc.
filed 2024-06-18
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 13, 2024, there were 2,863,002  shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to obtain from, and pay for, Bidi products we distribute;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the August 2022 11th Circuit Court of Appeals decision overturning the U.S. Food and Drug Administration’s (“FDA”) previous denial of Bidi’s Premarket Tobacco Product Application (“PMTA”) for its non-tobacco flavored BIDI® Stick electronic nicotine delivery system (“ENDS”), which we are permitted to distribute in the U.S. subject to FDA enforcement and maintenance of all state licenses and permits, and the outcome of the FDA’s pending review of such PMTA, the denial of which could have a substantial adverse impact on our company;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, which has the potential to have a substantial adverse impact on our company;

●	the outcome of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments;

●	the influence on our company of Kaival Holdings, LLC, our majority shareholder which is controlled by Nirajkumar Patel, our Chief Executive Officer and a director of our company, and the potential for conflicts of interests between Kaival Holdings, LLC and our company and our minority stockholders;

●	our relationships with, and reliance on, third party distributors and brokers to arrange for sales of our products;

●	the market perception of Bidi products we distribute and related impacts on our reputation;

●	the impact of black-market goods on our business;

●	the demand for Bidi products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our ability or plans to diversify our product offerings;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	April 30, 2024	October 31, 2023
ASSETS
CURRENT ASSETS
Cash	$488,083	$533,659
Accounts receivable, net	651,119	1,869,276
Inventories, net	598,162	4,071,824
Prepaid expenses	164,289	430,668
Total current assets	1,901,653	6,905,427
Fixed assets, net	2,493	2,842
Intangible assets, net	11,075,110	11,468,309
Right of use asset - operating lease	910,260	1,008,428
TOTAL ASSETS	$13,889,516	$19,385,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$472,471	$374,332
Accounts payable - related party	1,353,691	2,474,817
Loans payable, net	281,861	799,471
Accrued expenses	624,425	736,194
Customer refund due	331,459	392,406
Operating lease obligation - short term	194,143	184,568
Total current liabilities	3,258,050	4,961,788

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	767,449	866,207

TOTAL LIABILITIES	4,025,499	5,827,995

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock: 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of April 30, 2024 and October 31, 2023, respectively)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of April 30, 2024, and October 31, 2023, respectively)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 2,863,002 and 2,793,386 shares issued and outstanding as of April 30, 2024, and October 31, 2023, respectively)	2,863	2,793

Additional paid-in capital	44,265,066	44,317,266

Accumulated deficit	(34,404,812)	(30,763,948)
TOTAL STOCKHOLDERS’ EQUITY	9,864,017	13,557,011
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,889,516	$19,385,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2024	2023	2024	2023
Revenues
Revenues, net	$1,991,438	$3,046,657	$4,982,718	$5,482,492
Revenues - related party	1,800	3,628	3,700	6,713
Royalty revenue	250,325	—	490,325	105,572
Excise tax on products	(17,249)	(29,983)	(38,856)	(48,557)
Total revenues, net	2,226,314	3,020,302	5,437,887	5,546,220

Cost of revenues
Cost of revenue - related party	1,726,658	3,145,652	3,740,093	5,131,452
Cost of revenue - other	—	—	—	—
Total cost of revenue	1,726,658	3,145,652	3,740,093	5,131,452

Gross profit (loss)	499,656	(125,350)	1,697,794	414,768

Operating expenses
Advertising and promotion	251,400	660,132	656,292	1,249,042
General and administrative expenses	1,503,968	3,176,666	4,011,836	6,134,735
Total operating expenses	1,755,368	3,836,798	4,668,128	7,383,777

Other income (expense)
Loss on extinguishment of Debt	—	—	(98,432)	—
Interest income (expense), net	(271,466)	—	(571,383)	11,952
Total other income (expense)	(271,466)	—	(669,815)	11,952

Loss before income taxes provision	(1,527,178)	(3,962,148)	(3,640,149)	(6,957,057)

Benefit from income taxes	—	—	(715)	—

Net loss	$(1,527,178)	$(3,962,148)	$(3,640,864)	$(6,957,057)
Preferred stock dividend	(67,500)	—	(135,000)	—
Net loss attributable to common shareholder	$(1,594,678)	$(3,962,148)	$(3,775,864)	$(6,957,057)

Net loss per common share - basic and diluted	$(0.56)	$(1.48)	$(1.32)	$(2.60)

Weighted average number of common shares outstanding - basic and diluted	2,863,002	2,674,719	2,858,881	2,674,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2024

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011
Rounding from reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense	—	—	—	—	309,958	—	309,958
Net loss	—	—	—	—	—	(2,113,686)	(2,113,686)
Balances, January 31, 2024	900,000	$900	2,863,002	$2,863	$44,621,654	$(32,877,634)	$11,747,783

Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense, net of forfeitures	—	—	—	—	(289,088)	—	(289,088)
Net loss	—	—	—	—	—	(1,527,178)	(1,527,178)
Balances, April 30, 2024	900,000	$900	2,863,002	$2,863	$44,265,066	$(34,404,812)	$9,864,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2023

(Unaudited)

	Convertible Preferred Shares (Series A)	Par Value Convertible Preferred Shares (Series A)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, October 31, 2022	—	$—	2,674,718	$2,675	$29,429,281	$(19,631,176)	$9,800,780

Stock option expense	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	(2,994,909)	(2,994,909)
Balances, January 31, 2023	—	$—	2,674,718	$2,675	$30,865,068	$(22,626,085)	$8,241,658

Stock option expense	—	—	—	—	1,352,938	—	1,352,938
Net loss	—	—	—	—	—	(3,962,148)	(3,962,148)
Balances, April 30, 2023	—	$—	2,674,718	$2,675	$32,218,006	$(26,588,233)	$5,632,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2024	April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,640,864)	$(6,957,057)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	62,000	—
Depreciation and amortization	393,547	290
Amortization of debt discount	144,925	—
Loss on extinguishment of debt	98,432	—
Stock options expense	20,870	2,788,725
Bad debt expense	1,925	4,622
Reserve for credit losses	133,062	—
ROU operating lease expense	98,168	94,347
Write-off of inventory	4,844	105,057

Changes in current assets and liabilities:
Accounts receivable	1,083,170	(964,252)
Other receivable - related party	—	484,486
Prepaid expenses	168,379	244,486
Inventory	3,468,819	(2,512,070)
Income tax receivable	—	1,607,302
Accounts payable	196,139	123,247
Accounts payable - related party	(1,121,126)	2,122,452
Accrued expenses	(246,769)	(402,281)
Deferred revenue	—	(105,572)
Customer deposits	—	(32,874)
Customer refunds due	(60,947)	921,078
Operating lease obligations	(89,183)	(80,028)
Net cash provided by (used in) operating activities	715,391	(2,558,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	—	(3,480)
Net cash used in investing activities	—	(3,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	1,106,731	—
Payments on loans payable	(1,867,698)	—
Net cash used in financing activities	(760,967)	—

Net change in cash	(45,576)	(2,561,522)
Beginning cash balance	533,659	3,685,893
Ending cash balance	$488,083	$1,124,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$426,458	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred Stock Dividend	$135,000	$—

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

Current Description of Business

The Company is focused on growing and incubating innovative and profitable products into mature, dominant brands. On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”), a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and Director of the Company. The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions and memorialize the Company’s current business relationship with Bidi. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

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

On June 13, 2022, the Company’s wholly owned subsidiary, KBI, entered into the PMI License Agreement with PMPSA, for the development and distribution of ENDS products in certain markets outside of the United States, subject to market (or regulatory) assessment. The PMI License Agreement grants to PMPSA a license of certain intellectual property rights relating to Bidi’s ENDS device, known as the BIDI® Stick in the United States, as well as potentially newly developed devices, to permit PMPSA to manufacture, promote, sell, and distribute such ENDS device and newly developed devices, in international markets, outside of the United States.

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

Impact of the FDA PMTA Decision and Subsequent Court Actions

In September 2021, in connection with the Bidi’s Premarket Tobacco Product Application (“PMTA”) process, the U.S. Food and Drug Administration’s (“FDA”) effectively “banned” flavored ENDS by denying nearly all then-pending PMTAs for such products. Following the issuance of Marketing Denial Orders (“MDO”), manufacturers are required to stop selling non-tobacco flavored ENDS products.

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

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief filed on April 15, 2024. The Company cannot provide any assurances as to the timing or outcome. Unless the MDO is ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

Risks and Uncertainties

FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTAs, the Company views the risk of FDA enforcement against Bidi as low and is no longer marketing the Classic BIDI® Stick per the MDO. The Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of April 30, 2024, and October 31, 2023.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $142,668 and $252,586 as of April 30, 2024, and October 31, 2023, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable does not bear interest. Accounts receivable presented on the consolidated balance sheet are adjusted for any write-offs and net of allowance for credit losses. The Company’s allowance for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the allowance for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist.

As of April 30, 2024, and October 31, 2023, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined allowance for credit losses of $133,062 and zero , respectively.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $155,925 and $113,243 as of April 30, 2024, and October 31, 2023, respectively, which is included in accrued expenses in the unaudited interim consolidated balance sheets.

Credit Risk

Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue. The Company performs periodic credit evaluations of its customers and generally does not require collateral on trade receivables. Historically, the Company has not experienced significant credit losses.

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of April 30, 2024, and October 31, 2023, the inventories only consisted of finished goods and were located in three locations: the Company’s main warehouse located in Florida and two customer warehouses whose service agreements are on a consignment basis with the Company.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $309,932 and $381,512 as of April 30, 2024, and October 31, 2023, respectively.

Leases

The Company determines if a contract contains a lease at commencement of the arrangement based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company recognizes lease liabilities at the present value of the future lease payments and a corresponding ROU asset at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the rate implicit in the lease unless that rate cannot be readily determined. When the interest rate implicit in the lease is not readily determinable, the interest rate used to determine the present value of the future lease payments is the Company’s Incremental Borrowing Rate (“IBR”). The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Periods covered by the Company’s option to extend or terminate the lease are included in the lease term when it is reasonably certain that the Company will exercise its option to extend or not exercise its option to terminate, as applicable.

Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligations for those payments are incurred. The Company records rent expense for its operating lease, which has escalating rent payments, on a straight-line basis over the lease term. The Company does not have any financing leases.

The Company made a policy election not to separate non-lease components from lease components for all its leases; therefore, it accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify, such that leases with a term of 12 months or less are not recognized on the balance sheet.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which includes definite-lived intangibles, long-lived fixed assets and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the long-lived asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining useful life. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

No impairment was identified for the six months ended April 30, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of April 30, 2024, and October 31, 2023, the Company had no amounts in deposits from customers.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of April 30, 2024, and October 31, 2023, the Company had customer refunds due in the amounts equal to $331,459 and $392,406, respectively.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of April 30, 2024, no additional license fees are owed to Bidi.

As of April 30, 2024, amounts receivable from PMPSA in connection with the PMI license agreement totaled $327,673 of which $327,673 pertain to royalties. As of October 31, 2023, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $1,002,196 of which $289,672 and $712,524 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potential common stock equivalents.

Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common stock outstanding plus common share equivalents from conversion of dilutive stock options and warrants using the treasury method and preferred stock using the if-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

Concentration of Revenues and Accounts Receivable

For the six months ended April 30, 2024, (i) 20% or $998,905 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation, and (ii) 15% or $763,562 of the revenue from the sale of the Products was generated from GPM Investments, LLC. Subsequent to April 30, 2024, QuickTrip Corporation terminated its consignment arrangement with the Company.

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

QuikTrip Corporation, with an outstanding balance of $171,494 and C Store Master, with an outstanding balance of $100,045 accounted for 53% and 31% of the total accounts receivable from customers, respectively, as of April 30, 2024.

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

The fair value of each option granted during the fiscal six  month period ended April 30, 2024, and April 30, 2023, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of April	As of April
	30, 2024	30, 2023
Expected dividend yield	0%	0%
Expected option term (years)	5.5 - 7	5.17 - 10
Expected volatility	214.72 - 225.52%	230.89 - 241.68%
Risk-free interest rate	3.78 - 4.63%	3.47 - 4.12%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term. Forfeitures and cancellations are recorded as they occur.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2024 and October 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. As of April 30, 2024 and October 31, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements - Adopted

The Company follows the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The ASU became effective for the Company on November 1, 2023, and determined that the update applied to accounts receivable. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal, state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods in fiscal years beginning after December 15, 2025, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.

Note 3 – Going Concern

The accompanying unaudited interim consolidated financial statements of the Company are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the unaudited interim consolidated financial statements are issued. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited interim consolidated financial statements are issued.

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

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired as part of the Asset Purchase Agreement with GoFire, Inc. entered on May 30, 2023. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $720,865 as of April 30, 2024, respectively and $11,795,975 and $327,666 as of October 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 14.1 years and 14.6 years as of April 30, 2024, and October 31, 2023; respectively.

The Company recognized amortization expense of $393,199 and none for the six months ended April 30, 2024, and 2023, respectively. Amortization expense is included under general and administrative expenses in the unaudited interim consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

Remaining period in 2024 (six months)	$393,200
Year ended October 31, 2025	786,398
Year ended October 31, 2026	786,398
Year ended October 31, 2027	786,398
Year ended October 31, 2028	786,398
Thereafter	7,536,318
Total	$11,075,110

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

The Company has accounted for these agreements as loans under ASC 860 because while the Company provided rights to current and future receipts, the Company still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

The following table shows the loan agreements as of April 30, 2024:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
November 29, 2023	$600,000	$864,000	$140,991	Weekly	30,857	$9,009
November 29, 2023	600,000	864,000	140,870	Weekly	30,857	9,130
	$1,200,000	$1,728,000	$281,861			$18,139

The following table shows the loan agreements as of October 31, 2023:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
May 9, 2023	$400,000	$580,000	$53,709	Weekly	20,714	$3,434
May 9, 2023	400,000	580,000	80,467	Weekly	20,714	5,247
	$800,000	$1,160,000	$134,176			$8,681

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matures on February 8, 2024 (the “Maturity Date”) and bears interest at the rate of 10% per annum. Interest shall be payable on a monthly basis beginning on the date that is one month following the date of issuance of the Note. Provided no event of default (as defined in the Note) is in effect as of the Maturity Date, the Company may elect to extend the Maturity Date for a period of six (6) months. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs are amortized over the term of the note. Amortization expense amounted to $38,273 and zero for the six months ended April 30, 2024, and 2023, respectively. As of April 30, 2024, and October 31, 2023, the carrying value of the loan and unamortized debt discount and issuance costs were zero and $513,295 and zero and $136,705, respectively.

Under the SPA, the Company has the right to repurchase half of the Commitment Fee Shares if the Note is repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized zero and $98,432 as loss on extinguishment of debt for the three and six months ended April 30, 2024.

On May 20, 2023, the Company obtained a nine-month loan from Westfield Bank to finance the annual D&O insurance. The principal amount was $342,001 and subject to an effective interest rate of 7.79%. As of April 30, 2024, and October 31, 2023, the remaining balance was zero and $152,000, respectively.

Note 6 – Leases

The Company does not have financing leases and has only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the Chief Executive Officer and a Director of the Company (see Note 8). Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Cash flow information related to leases was as follows:

	April 30, 2024	April 30, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(89,183)	$(94,347)

The following table provides the maturities of lease liabilities on April 30, 2024:

Operating Leases

Remaining period in 2024 (six months)	116,140
Year ended October 31, 2025	238,800
Year ended October 31, 2026	253,614
Year ended October 31, 2027	274,946
Year ended October 31, 2028	175,989
Total future undiscounted lease payments	$1,059,489
Less: Interest	(97,897)
Present value of lease liabilities	$961,592

At April 30, 2024, the Company had no additional leases which had not yet commenced.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA).

Reverse Stock Split

On January 22, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on January 25, 2024, on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of the Company’s Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout the accompanying unaudited interim consolidated financial statements and other financial information in this Report have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

Common Stock

During the three and six months ended April 30, 2024, the Company issued zero and 52,949 shares of common stock, respectively, for rounding of shares related to the Reverse Split.

During the three and six months ended April 30, 2024, the Company issued zero and 16,667 shares of common stock, respectively, to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer. The fair value was $62,000 based on the closing price of the common stock on the termination date and recorded as stock-based compensation.

Stock Options

Summary of stock options information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	$31.36
Granted	104,693	529,899	2.81-11.76	5.06
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(285,978)	(4,504,492)	2.81 - 36.12	15.75
Outstanding, April 30, 2024	267,821	$10,106,815	$2.81-602.28	$37.74
Exercisable, April 30, 2024	225,963	$9,619,018	$3.64-602.28	$42.57

During the three months ended April 30, 2024, and 2023, the Company recognized ($289,088) and $1,352,938, respectively, of stock option expense related to outstanding stock options. During the six months ended April 30, 2024, and 2023, the Company recognized $20,870 and $2,788,725, respectively, of stock option expense related to outstanding stock options. The stock option expense is net of forfeitures related to the stock option expense of cancelled stock options during the three and six months ended April 30, 2024 that were reversed. The weighted-average grant-date fair value of the options granted during the fiscal six month periods ended April 30, 2024 and April 30, 2023 was $5.03 and $17.64, respectively.

On April 30, 2024, the Company had $144,413 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 1.30 years. The weighted average remaining contractual life is approximately 8.53 years for stock options outstanding on April 30, 2024. The aggregate intrinsic value of these outstanding options as of April 30, 2024, was $25,920.

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

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2023	242,548	$13,946,006	$12.39-126.00	$57.51
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(36,912)	(544,025)	12.39-15.33	14.74
Outstanding, April 30, 2024	205,636	$13,401,981	$39.90-126.00	$65.19
Exercisable, April 30, 2024	205,636	$13,401,981	$39.90-126.00	$65.19

The weighted average remaining contractual life is approximately 2.72 years for Common Stock warrants outstanding as of April 30, 2024. As of April 30, 2024, there was no intrinsic value of outstanding stock warrants.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the Chief Executive Officer and a Director of the Company.

Revenue and Accounts Receivable

During the six months ended April 30, 2024, the Company recognized revenue of $3,700 from one company owned by Nirajkumar Patel, the Chief Executive Officer and a Director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of April 30, 2024.

During the six months ended April 30, 2023, the Company recognized revenue of $6,713 from three companies owned by Nirajkumar Patel, the Chief Executive Officer and a Director of the Company, and/or his wife.

Concentration of Purchases and Accounts Payable

During the six months ended April 30, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the Chief Executive Officer and Director of the Company, in the amount of $273,060. As of April 30, 2024, the Company had accounts payable to Bidi of $1,275,000 from purchases of inventory, and Products valued at $598,162 were held in inventory.

During the six months ended April 30, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the Chief Executive Officer and Director of the Company, in the amount of $6,355,234.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. As of April 30, 2024 and October 31, 2023, no additional license fees are owed to Bidi. As of April 30, 2024, the Company had a payable to Bidi of $78,691 for reimbursement of insurance expense. As of October 31, 2023, the Company had a payable to Bidi of $712,524 for certain non-recurring engineering costs related to the PMI License Agreement which were fully paid in November 2023, and $240,802 for reimbursement of insurance expense.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement with Just Pick, LLC, owned and controlled by Nirajkumar Patel, the Chief Executive Officer and Director of the Company. The Company had $49,335  and $98,168 in operating lease expenses for the three and six months ended April 30, 2024, respectively, and $47,398  and $94,347 for the three and six months ended April 30, 2023, respectively.

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2024, and October 31, 2023, other than the below:

QuikfillRx Service Agreement Amendment

Effective as of November 9, 2022, the Company entered into its latest amendment to the Service Agreement with QuikfillRx (collectively with prior amendments, the “Amended Service Agreement”). The November 9, 2022 amendment to the Service Agreement was captioned as the “Fourth Amendment” although it was the fifth amendment to the Service Agreement. Pursuant to the Amended Service Agreement:

(a) the term of the Amended Service Agreement was extended (unless earlier terminated pursuant to the terms of the Amended Service Agreement) from November 1, 2022 (the “Effective Date”) until October 31, 2025, following which the term shall automatically renew for successive one (1) year period beginning November 1, 2025;

(b) QuikfillRx agreed to change its “doing business as” name to “Kaival Marketing Services” within thirty (30) days following the Effective Date;

(c) it was provided that either party may terminate the Amended Service Agreement without cause upon not less than ninety (90) days prior written notice to the other party;

(d) QuikfillRx was granted a one-time, fully vested, ten-year non-qualified option award to purchase up to 11,905 shares of Company common stock with an exercise price of $20.72 per share (the closing price of the Company’s common stock on November 9, 2022). The option grant was memorialized pursuant to a Nonqualified Option Agreement, dated November 9, 2022, between the Company and QuikfillRx; and

(e) the parties agreed to revise the compensation for services as follows: (i) payment of $125,000 per month; (ii) bonus equivalent to 0.27% of the applicable gross quarterly sales and (iii) a grant of 3,000,000 nonqualified stock options to purchase shares of Company common stock which shall vest based on achievement of certain net revenue and profit margin targets up to $180,000,000 in total net revenues over a period of 3 years.

On February 21, 2024, the Company terminated the agreement and all amendments with QuikFillRx. Per the termination, the Company was required to pay $80,000 by March 1, 2024, in full satisfaction of all obligations, debts, and prior services, including but not limited to stock incentives, bonuses, third party obligations, owed by the Company to QuickfillRx. The Company made the required payment on February 28, 2024.

The Company accrued zero and $35,338 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended April 30, 2024 and 2023, respectively.

Note 10 – Subsequent Events

Insurance financing

On May 10, 2024, the Company obtained a nine-month loan from First Insurance Bank to finance the annual D&O insurance. The principal amount was $381,077 and subject to an effective interest rate of 7.45%.

On May 10, 2024, the Company obtained a nine-month loan from First Insurance Bank to finance the annual D&O insurance. The principal amount was $94,404 and subject to an effective interest rate of 11.15%.

International Trade Commission claims against the Company

On June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202,   which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC.   If the Company or Bidi is prohibited from importing the Bidi Stick, then our business, operations, financial results, and reputation would be significantly adversely impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the six months ended April 30, 2024, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2023, contained in the 2023 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

A key third party collaborator of ours was QuikfillRx, LLC, (“QuikfillRx”) a Florida limited liability company which recently began doing business as “Kaival Marketing Services” to better reflect its contributions to our company. QuikfillRx provides us with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options. This Agreement was terminated in February 2024. The company plans to do the sales and marketing in-house.

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

GoFire Asset Acquisition

On May 30, 2023, we and Kaival Labs entered into an Asset Purchase Agreement (the “GoFire APA”) with GoFire, Inc. (“GoFire”). Pursuant to the terms of the GoFire APA, we purchased certain intellectual property assets of GoFire consisting of various patents and patent applications (the “Purchased Assets”) in exchange for equity securities of our company and certain contingent cash consideration. The Purchased Assets will be housed in Kaival Labs and consist of 19 existing and 47 pending patents with novel technologies related to vaporization and inhalation technologies. The patents and patent applications cover the U.S. and several international territories. The Purchased Assets also include four registered and two pending trademarks. The goal of this acquisition is to diversify our product offerings and create near and longer-term revenue opportunities in the form of potential licenses of the acquired technology and our development of new products based on the Purchased Assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the Purchased Assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurances can be given, however, that the Purchased Assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

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

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick. In March 2023, Bidi received a deficiency letter with respect to the tobacco-flavored Classic BIDI® Stick PMTA, to which the company submitted in June 2023. Subsequently, on January 22, 2024, Bidi received a MDO regarding the Classic BIDI® Stick. The MDO identified three highly technical deficiencies related to certain analytical testing and Bidi’s pharmacokinetic (PK) study. On January 26, 2024, Bidi petitioned the 11th Circuit to review the MDO for the Classic BIDI® Stick, arguing that the denial is arbitrary and capricious under the APA, an abuse of discretion, or otherwise not in accordance with the law, as well as contrary to constitutional right and in excess of statutory authority. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief filed on April 15, 2024. Unless the MDO ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

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

Bidi is controlled by Nirajkumar Patel, our Chief Executive Officer and a Director of the Company. Moreover, Kaival Holdings, an entity controlled by Nirajkumar Patel, is our majority shareholder. In addition, our corporate headquarters is leased to us by an affiliate of Nirajkumar Patel. Therefore, Nirajkumar Patel has the power and ability to control or influence our business.

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

Counterfeit Products

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

Going Concern

The accompanying unaudited interim consolidated financial statements of the Company are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the unaudited interim consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited interim consolidated financial statements are issued.

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

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for at least twelve months. As of April 30, 2024, we had working capital deficit of $1,356,397 and total cash of $488,083. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows:

Net cash flows provided by operations was approximately $0.7 million for the six months ended April 30, 2024, compared to approximately $2.6 million net cash flows used in operations for the six months ended April 30, 2023. The increase in cash flow provided by operations for the six months ended April 30, 2024, compared to the six months ended April 30, 2023 was primarily due to the decrease in inventory and accounts receivable.

The Company had no cash flows used in investing activities for the six months ended April 30, 2024, compared to approximately $0.003 million cash flow used in investing activities for the six months ended April 30, 2023. The cash used in investing activities for the six months ended April 30, 2023, consisted of cash used for the purchase of warehouse equipment.

Net cash flows used in financing activities was approximately $0.8 million for the six months ended April 30, 2024, compared to no cash flows used in financing activities for the six months ended April 30, 2023. The cash used by financing activities for the six months ended April 30, 2024, consisted primarily of proceeds offset by payments on loans payables.

Results of Operations

Three months ended April 30, 2024, compared to three months ended April 30, 2023

Revenues:

Revenues for the three months ended April 30, 2024, were approximately $2.2 million, compared to approximately $3.0 million for the three months ended April 30, 2023. Revenues decreased during the three months ended April 30, 2024, primarily due to a decrease in the number of sticks sold to customers.

Cost of Revenue, Net and Gross Profit (Loss):

Gross profit for the three months ended April 30, 2024 was approximately $0.5 million, or approximately 22.4% of revenues, net, compared to approximately $(0.1) million gross loss or approximately (4.2%) of revenues, net, for the three months ended April 30, 2023. Total cost of revenue, net was approximately $1.7 million, or approximately 77.6% of revenue, net for the three months ended April 30, 2024, compared to approximately $3.1 million, or approximately 104.2% of revenue, net for the three months ended April 30, 2023. The increase in gross profit   is due to fewer credits issued to customers and a decreased in cost of revenue during the three months ended April 30, 2024.

Operating Expenses:

Total operating expenses were approximately $1.8 million for the three months ended April 30, 2024, compared to approximately $3.8 million for the three months ended April 30, 2023. For the three months ended April 30, 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.3 million, stock option expense of approximately ($0.3) million, professional fees of approximately $0.5 million, and all other general and administrative expenses of approximately $1.3 million. General and administrative expenses for the three months ended April 30, 2024 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the three months ended April 30, 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.7 million, stock option expense of approximately $1.4 million, professional fees of approximately $0.8 million, and all other general and administrative expenses of approximately $1.0 million. General and administrative expenses for the three months ended April 30, 2023, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the three months ended April 30, 2024, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $1.5 million for the three months ended April 30, 2024. Similarly, we did not accrue a tax provision for income taxes during the three months ended April 30, 2023, due to the pre-tax loss of approximately $4.0 million for the three months ended April 30, 2023.

Net Loss:

As a result of the items noted above, the net loss for the three months ended April 30, 2024 was approximately $1.5 million, compared to a net loss of approximately $4.0 million, for the three months ended April 30, 2023. The decrease in the net loss for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, is primarily attributable to the increase in gross profit and decrease in operating expenses as noted above.

Six months ended April 30, 2024, compared to six months ended April 30, 2023

Revenues:

Revenues for the six months ended April 30, 2024, were approximately $5.4 million, compared to $5.5 million for the six months ended April 30, 2023. Revenues increased during the six months ended April 30, 2024, compared to the six months ended April 30, 2023, generally due to an increase in royalty revenues offset by a decrease in the number of sticks sold to customers

Cost of Revenue and Gross Profit:

Gross profit for the six months ended April 30, 2024, was approximately $1.7 million, compared to gross profit of approximately $0.4 million for the six months ended April 30, 2023. Total cost of revenue was approximately $3.7 million for the six months ended April 30, 2024, compared to $5.1 million for the six months ended April 30, 2023. Therefore, the increase in gross profit of approximately $1.3 million for the six months ended April 30, 2024 compared to the six months ended April 30, 2023   is primarily driven by the decrease in the cost of revenue, totaling approximately $1.4 million, partially offset by a decrease in overall sales of approximately $0.1 million.

Operating Expenses:

Total operating expenses were approximately $4.7 million for the six months ended April 30, 2024, compared to approximately $7.4 million for the six months ended April 30, 2023. For the six months ended April 30, 2024, operating expenses consisted of advertising and promotion fees of approximately $0.7 million, stock option expense of approximately $21 thousand, professional fees of approximately $1.3 million, and all other general and administrative expenses of approximately $2.7 million. General and administrative expenses during the six months ended April 30, 2024, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the six months ended April 30, 2023, operating expenses were approximately $7.4 million, consisting primarily of advertising and promotion fees of approximately $1.2 million, stock option expense of $2.8 million, professional fees totaling approximately $1.4 million, and all other general and administrative expenses of approximately $2.0 million. General and administrative expenses during the six months ended April 30, 2023, consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees. We expect future operating expenses to increase while we increase the footprint of our business and generate increased sales growth.

Income Taxes:

During the six months ended April 30, 2024, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $3.6 million for the three months ended April 30, 2024. Similarly, we did not accrue a tax provision for income taxes during the six months ended April 30, 2023, due to the pre-tax loss of approximately $7.0 million for the six months ended April 30, 2023.

Net Loss:

The net loss for the first six months ended April 30, 2024, was approximately $3.6 million, compared to net loss for the six months ended April 30, 2023, which was approximately $7.0 million. The decrease in the net loss for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, is primarily attributable to the increase in gross profit and decrease in operating expenses as noted above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited interim consolidated financial statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2024 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report for the year ended October 31, 2023.

Recent Accounting Pronouncements

Refer to Item 1, Financial Statements, Note 2, Basis of Presentation and Significant Accounting Policies.

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

Under the supervision and with the participation of our management, including our President and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Interim Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of April 30, 2024. Some of those internal controls include multiple levels of review of the accounting and reporting procedures and processes, lack of proper segregation of duties, lack of sufficient and consistent real time remote communications, as well as certain accounting and reporting issues.

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

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended April 30, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 18, 2024	A	/s/ Nirajkumar Patel
Nirajkumar Patel
Chief Executive Officer

Date: June 18, 2024	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer