Form 10-Q
period 2024-07-31
Kaival Brands Innovations Group, Inc.
filed 2024-09-20
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 20, 2024, there were 6,783,958 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

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

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	July 31, 2024	October 31, 2023
ASSETS
CURRENT ASSETS
Cash	$4,524,989	$533,659
Accounts receivable, net	522,183	1,869,276
Inventories, net	200,364	4,071,824
Prepaid expenses	551,819	430,668
Total current assets	5,799,355	6,905,427
Fixed assets, net	2,321	2,842
Intangible assets, net	10,878,511	11,468,309
Right of use asset - operating lease	860,416	1,008,428
TOTAL ASSETS	$17,540,603	$19,385,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,334	$374,332
Accounts payable - related party	1,483,000	2,474,817
Loans payable, net	371,566	799,471
Accrued expenses	701,329	736,194
Customer refund due	461,718	392,406
Operating lease obligation - short term	199,012	184,568
Total current liabilities	3,289,959	4,961,788

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	715,749	866,207

TOTAL LIABILITIES	4,005,708	5,827,995

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of July 31, 2024 and October 31, 2023)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of July 31, 2024 and October 31, 2023)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 6,783,958 and 2,793,386 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively)	6,784	2,793

Additional paid-in capital	49,503,884	44,317,266

Accumulated deficit	(35,976,673)	(30,763,948)
TOTAL STOCKHOLDERS’ EQUITY	13,534,895	13,557,011
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,540,603	$19,385,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2024	2023	2024	2023
Revenues
Revenues, net	$274,615	$3,228,099	$5,257,333	$8,710,591
Revenues - related party	2,250	1,165	5,950	7,878
Royalty revenue	440,734	385,685	931,059	491,257
Excise tax on products	(3,785)	(31,356)	(42,641)	(79,913)
Total revenues, net	713,814	3,583,593	6,151,701	9,129,813

Cost of revenues
Cost of revenue - related party	344,998	2,282,601	4,085,091	7,414,053
Total cost of revenue	344,998	2,282,601	4,085,091	7,414,053

Gross profit	368,816	1,300,992	2,066,610	1,715,760

Operating expenses
Advertising and promotion	30,000	577,991	686,292	1,827,033
General and administrative expenses	1,756,594	2,376,057	5,768,430	8,510,792
Total operating expenses	1,786,594	2,954,048	6,246,722	10,337,825

Other expense
Loss on extinguishment of Debt	—	—	(98,432)	—
Interest expense, net	(154,083)	(147,087)	(725,466)	(135,135)
Total other expense	(154,083)	(147,087)	(823,898)	(135,135)

Loss before income taxes provision	(1,571,861)	(1,800,143)	(5,212,010)	(8,757,200)

Provision for income taxes	—	—	(715)	—

Net loss	$(1,571,861)	$(1,800,143)	$(5,212,725)	$(8,757,200)
Preferred stock dividend	(180,000)	(45,000)	(315,000)	(45,000)
Net loss attributable to common shareholder	$(1,751,861)	$(1,845,143)	$(5,527,725)	$(8,802,200)

Net loss per common share - basic and diluted	$(0.39)	$(0.67)	$(1.62)	$(3.26)

Weighted average number of common shares outstanding - basic and diluted	4,482,527	2,741,853	3,404,047	2,697,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2024

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011
Rounding from reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense	—	—	—	—	309,958	—	309,958
Net loss	—	—	—	—	—	(2,113,686)	(2,113,686)
Balances, January 31, 2024	900,000	$900	2,863,002	$2,863	$44,621,654	$(32,877,634)	$11,747,783

Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense, net of forfeitures	—	—	—	—	(289,088)	—	(289,088)
Net loss	—	—	—	—	—	(1,527,178)	(1,527,178)
Balances, April 30, 2024	900,000	$900	2,863,002	$2,863	$44,265,066	$(34,404,812)	$9,864,017

Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	—	—	1,746,500	1,747	5,250,980	—	5,252,727
Exercises of pre-funded warrants	—	—	2,174,456	2,174	(724)	—	1,450
Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense	—	—	—	—	56,062	—	56,062
Net loss	—	—	—	—	—	(1,571,861)	(1,571,861)
Balances, July 31, 2024	900,000	$900	6,783,958	$6,784	$49,503,884	$(35,976,673)	13,534,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2023

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2022	—	$—	2,674,718	$2,675	$29,429,281	$(19,631,176)	$9,800,780

Stock option expense	—	—	—	—	1,435,787	—	1,435,787
Net loss	—	—	—	—	—	(2,994,909)	(2,994,909)
Balances, January 31, 2023	—	$—	2,674,718	$2,675	$30,865,068	$(22,626,085)	$8,241,658

Stock option expense	—	—	—	—	1,352,938	—	1,352,938
Net loss	—	—	—	—	—	(3,962,148)	(3,962,148)
Balances, April 30, 2023	—	$—	2,674,718	$2,675	$32,218,006	$(26,588,233)	$5,632,448

Common shares issued for acquisition of intangible assets	—	—	95,239	95	1,119,705	—	1,119,800
Series B preferred shares issued for acquisition of intangible assets	900,000	900	—	—	9,047,080	—	9,047,980
Stock warrants issued for acquisition of intangible assets	—	—	—	—	1,264,396	—	1,264,396
Common shares issued for services	—	—	4,381	4	51,506	—	51,510
Stock option expense	—	—	—	—	597,221	—	597,221
Stock warrant expense	—	—	—	—	141,816	—	141,816
Preferred stock dividend	—	—	—	—	(45,000)	—	(45,000)
Net loss	—	—	—	—	—	(1,800,143)	(1,800,143)
Balances, July 31, 2023	900,000	$900	2,774,338	$2,774	$44,394,730	$(28,388,376)	$16,010,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2024	July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,212,725)	$(8,757,200)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	62,000	—
Depreciation and amortization	590,319	131,530
Amortization of debt discount	163,064	—
Loss on extinguishment of debt	98,432	—
Stock options expense	76,932	3,385,946
Stock warrant expense	—	141,816
Bad debt expense	1,925	4,622
Reserve for credit losses	203,382	—
ROU operating lease expense	148,012	142,202
Write-off of inventory	57,643	105,057

Changes in current assets and liabilities:
Accounts receivable	1,141,786	(140,624)
Other receivable - related party	—	727,205
Prepaid expenses	354,330	253,806
Inventory	3,813,817	(2,457,323)
Income tax receivable	—	1,607,302
Accounts payable	(300,998)	84,988
Accounts payable - related party	(991,817)	2,308,373
Accrued expenses	(18,579)	(603,641)
Deferred revenue	—	(235,274)
Customer deposits	—	(44,973)
Customer refunds due	69,312	618,403
Operating lease obligations	(136,014)	(122,205)
Net cash provided by (used in) operating activities	120,821	(2,849,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	—	(3,480)
Transaction acquisition costs	—	(312,289)
Net cash used in investing activities	—	(315,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	1,106,732	751,030
Payments on loans payable	(2,271,613)	(267,952)
Payments on loans payable – related party	(218,787)	—
Proceeds from the issuance of common stock, warrants, and pre-funded warrants	5,997,720	—
Payments for issuance costs	(744,993)	—
Proceeds from exercises of pre-funded warrants	1,450	—
Net cash provided by financing activities	3,870,509	483,078

Net change in cash	3,991,330	(2,682,681)
Beginning cash balance	533,659	3,685,893
Ending cash balance	$4,524,989	$1,003,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$562,402	$135,135
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred stock dividend	$202,500	$45,000
Cashless exercise of pre-funded warrants	$724	$—
Insurance financed by third party	$475,481	$—
Franchise fees paid by related party	$218,787	$—
Common shares issued for acquisition intangible assets	$—	$1,119,800
Common shares issued for services-transaction cost	$—	$51,510
Series B preferred stock shares issued for acquisition intangible assets	$—	$9,047,980
Stock warrants issued for acquisition intangible assets	$—	$1,264,396

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

Current Description of Business

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”).The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions and memorialize the Company’s current business relationship with Bidi. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

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

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022, decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. On July 29, 2024, Bidi received a Recission of Marketing Denial letter from FDA formally rescinding the MDO for the non-tobacco flavored BIDI® Stick PMTAs and putting those applications back into the review process. The Company anticipates continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of July 31, 2024, and October 31, 2023.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $4,092,824 and $252,586 as of July 31, 2024, and October 31, 2023, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Reserve for Credit Losses

Accounts receivable pertain to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable does not bear interest. Accounts receivable presented on the consolidated balance sheet are adjusted for any write-offs and net of allowance for credit losses. The Company’s reserve for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the reserve for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The reserve for credit losses is measured on a collective basis when similar risk characteristics exist.

As of July 31, 2024, and October 31, 2023, based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined reserve for credit losses of $203,382 and zero, respectively.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which Bidi is currently appealing before the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $155,925 and $113,243 as of July 31, 2024, and October 31, 2023, respectively, which is included in accrued expenses in the unaudited interim consolidated balance sheets.

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

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. As of July 31, 2024, and October 31, 2023, the inventories only consisted of finished goods and were located in two locations: the Company’s main warehouse located in Florida and one customer warehouses whose service agreements are on a consignment basis with the Company.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which Bidi is currently appealing before the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $309,932 and $381,512 as of July 31, 2024, and October 31, 2023, respectively.

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

No impairment was identified for the nine months ended July 31, 2024 and 2023, respectively.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of July 31, 2024, and October 31, 2023, the Company had no amounts in deposits from customers.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of July 31, 2024, and October 31, 2023, the Company had customer refunds due in the amounts equal to $461,718 and $392,406, respectively.

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

Royalty Revenue

On June 13, 2022, KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarettes Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMSPA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all costs and expense to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2023, the Company paid license fees of approximately $150,000 to Bidi. As of July 31, 2024, the Company owes license fees of approximately $208,000 to Bidi.

As of July 31, 2024, amounts receivable from PMPSA in connection with the PMI license agreement totaled $485,000 of which $485,000 pertain to royalties. As of October 31, 2023, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $1,002,196 of which $289,672 and $712,524 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

Concentration of Revenues and Accounts Receivable

For the nine months ended July 31, 2024, (i) 24% or $1,228,535 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation, (ii) 19% or $990,589 of the revenue from the sale of the Products was generated from GPM Investments, LLC, and (iii) 11% or $575,183 of the revenue from the sale of the Products was generated from FAVS Business, LLC. On May 2, 2024, QuikTrip Corporation terminated its consignment arrangement with the Company.

For the nine months ended July 31, 2023, (i) 17% or $1,453,780 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC, (ii) 15% or $1,270,841 of the revenue from the sale of the Products was generated from C Store Master, (iii) approximately 14% or $1,169,310 of the revenue from the sale of Products, solely consisting of the BIDI Stick, was generated from FAVS Business, LLC, and (iv) approximately 12% or $1,055,965 of the revenue from the sales of Products was generated from QuikTrip Corporation.

EbyBrown, with an outstanding balance of $17,162, QuikTrip Corporation, with an outstanding balance of $11,114  and Coremark, with an outstanding balance of $5,758 accounted for 46%, 30%, and 15% of the total accounts receivable from customers, respectively, as of July 31, 2024.

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

The fair value of each option granted during the fiscal nine month period ended July 31, 2024, and July 31, 2023, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of July	As of July
	31, 2024	31, 2023
Expected dividend yield	0%	0%
Expected option term (years)	5.5 - 7	5.0
Expected volatility	214.72 - 225.52%	243.20 - 247.90%
Risk-free interest rate	3.78 - 4.63%	3.81 - 4.18%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2024 and October 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and loans payable.  As of July 31, 2024 and October 31, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial statements.

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

The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan as the Company seeks to grow its revenues. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick, as well as the Company’s significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired as part of the Asset Purchase Agreement with GoFire, Inc. entered on May 30, 2023. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $917,464 as of July 31, 2024, respectively and $11,795,975 and $327,666 as of October 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 13.8 years and 14.6 years as of July 31, 2024, and October 31, 2023; respectively.

The Company recognized amortization expense of $589,798 and $131,066  for the nine months ended July 31, 2024, and 2023, respectively. Amortization expense is included under general and administrative expenses in the unaudited interim consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

Remaining period in 2024 (three months)	$196,600
Year ending October 31, 2025	786,398
Year ending October 31, 2026	786,398
Year ending October 31, 2027	786,398
Year ending October 31, 2028	786,398
Thereafter	7,536,319
Total	$10,878,511

Note 5 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of July 31, 2024, the outstanding balance of the Insurance loans amounted to $371,566.

On May 20, 2023, the Company obtained a nine-month loan from Westfield Bank to finance the annual D&O insurance. The principal amount was $342,001 and subject to an effective interest rate of 7.79%. As of July 31, 2024, and October 31, 2023, the remaining balance was zero   and $152,000, respectively.

Loan Agreements

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

On November 29, 2023, the Company entered into two loan agreements which are collateralized by all assets of the Company until the loans are repaid in full. As illustrated in the following table, under the terms of these agreements, the Company received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the lenders at the disclosed weekly payment rate. The Company’s former Chief Executive Officer, Eric Mosser personally guarantees the performance of these loans. These loans were fully paid on June 13, 2024, upon their maturity.

The following table shows the loan agreements as of July 31, 2024:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
November 29, 2023	$600,000	$864,000	$—	Weekly	30,857	$—
November 29, 2023	600,000	864,000	—	Weekly	30,857	—
	$1,200,000	$1,728,000	$—

The following table shows the loan agreements as of October 31, 2023:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
May 9, 2023	$400,000	$580,000	$53,709	Weekly	20,714	$3,434
May 9, 2023	400,000	580,000	80,467	Weekly	20,714	5,247
	$800,000	$1,160,000	$134,176			$8,681

The Company has accounted for these agreements as loans under ASC 860 because while the Company provided rights to current and future receipts, the Company still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matured on February 8, 2024 (the “Maturity Date”) and bore interest at the rate of 10% per annum. Interest was payable on a monthly basis beginning on the date that was one month following the date of issuance of the Note. Provided no event of default (as defined in the Note) was in effect as of the Maturity Date, the Company may elect to extend the Maturity Date for a period of six (6) months. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs were amortized over the term of the note. Amortization expense amounted to $38,273 and zero for the nine months ended July 31, 2024, and 2023, respectively.

Under the SPA, the Company has the right to repurchase half of the Commitment Fee Shares if the Note is repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized zero and $98,432 as loss on extinguishment of debt for the three and nine months ended July 31, 2024. As of July 31, 2024, and October 31, 2023, the carrying value of the loan and unamortized debt discount and issuance costs were zero and zero and $513,295 and $136,705, respectively.

Note 6 – Leases

The Company does not have financing leases and has only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company (see Note 8). Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Cash flow information related to leases was as follows:

	July 31, 2024	July 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(148,012)	$(142,202)

The following table provides the maturities of lease liabilities on July 31, 2024:

Operating Leases

Remaining period in 2024 (three months)	58,662
Year ending October 31, 2025	238,800
Year ending October 31, 2026	253,614
Year ending October 31, 2027	274,946
Year ending October 31, 2028	175,989
Total future undiscounted lease payments	$1,002,011
Less: Interest	(87,250)
Present value of lease liabilities	$914,761

At July 31, 2024, the Company had no additional leases which had not yet commenced.

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

Common Stock

During the three and nine months ended July 31, 2024, the Company issued 1,746,500 shares of common stock in connection with the June 2024 Public Offering (see below).

During the three and nine months ended July 31, 2024, the Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants (see below).

During the three and nine months ended July 31, 2024, the Company issued zero 0 and 52,949 shares of common stock, respectively, for rounding of shares related to the Reverse Split.

During the three and nine months ended July 31, 2024, the Company issued zero 0 and 16,667 shares of common stock, respectively, to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer. The fair value was $62,000 based on the closing price of the common stock on the termination date and recorded as stock-based compensation.

June 2024 Public Offering

On June 21, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the certain purchasers (the “Purchasers) for the purchase and sale of an aggregate of $5,393,250 of the Company’s securities consisting of 3,525,000 units (the “Units’). With respect to (i) 1,350,000 of the Units (the “Common Units”), each such Common Unit consisted of one share of the Company’s common stock, par value $0.001 per share (“Common Stock”) and one and one-half common warrants (“Common Warrants”) to purchase one and one-half shares of Common Stock and (ii) the other 2,175,000 Units (the “Pre-funded Units”), each such Pre-funded Unit consisted of a pre-funded warrant (“Pre-funded Warrant”) to purchase one share of Common Stock and one and one-half Common Warrants. Pursuant to the Purchase Agreement, the Common Units were sold at a purchase price of $1.53 per Unit and the Pre-funded Units were sold at a purchase price of $1.529 per Unit. The sale of the Units to the Purchasers closed on June 24, 2024 (the “Closing Date”). The Company also sold 396,500 Common Units to additional investors, who did not enter into the Purchase Agreement, under the same terms sold to Purchasers. The sale of securities by the Company pursuant to the Purchase Agreement combined with the concurrent sale of securities to additional investors is referred to herein as the “June 2024 Public Offering’. The aggregate gross proceeds to the Company from the June 2024 Public Offering were approximately $5,997,720, before deducting placement agent fees and expenses and other transaction costs of $744,993. Of the total gross proceeds, $2,672,145 and $3,325,575 were allocated to the common stock and the pre-funded warrants, respectively.

See further Common Warrants and Pre-Funded Warrants details below.

Stock Options

Summary of stock options information is as follows:

				Weighted
		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	$31.36
Granted	104,693	529,899	2.81-11.76	5.06
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(285,978)	(4,504,492)	2.81 - 36.12	15.75
Outstanding, July 31, 2024	267,821	$10,106,815	$2.81-602.28	$37.74
Exercisable, July 31, 2024	240,510	$9,873,000	$3.64-602.28	$41.05

During the three months ended July 31, 2024, and 2023, the Company recognized $56,062  and $597,221, respectively, of stock option expense related to outstanding stock options. During the nine months ended July 31, 2024, and 2023, the Company recognized $76,932  and $3,385,946, respectively, of stock option expense related to outstanding stock options. The stock option expense is net of forfeitures related to the stock option expense of cancelled stock options during the three and nine months ended July 31, 2024 that were reversed. The weighted-average grant-date fair value of the options granted during the fiscal nine-month periods ended July 31, 2024 and 2023 was $5.03  and $15.81, respectively.

On July 31, 2024, the Company had $86,237 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 0.9 years. The weighted average remaining contractual life is approximately 8.28 years for stock options outstanding on July 31, 2024. The aggregate intrinsic value of these outstanding options as of July 31, 2024, was zero.

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

Warrants

Warrant information as of the periods indicated is as follows:

	Aggregate	Aggregate	Exercise Price		Weighted-Average
	Number	Exercise Price	Range		Exercise Price
Outstanding, October 31, 2023	242,548	$13,946,006		12.39-126	$57.51
Granted	8,057,250	6,943,230		0.001-1.18	0.86
Exercised	(2,175,000)	(2,175)		0.001	0.001
Cancelled, forfeited, or expired	(36,912)	(544,025)		12.39-15.33	14.74
Outstanding, July 31, 2024	6,087,886	$20,343,036	$	$ 0.001-126	$3.34
Exercisable, July 31, 2024	6,087,886	$20,343,036	$	$ 0.001-126	$3.34

The weighted average remaining contractual life is approximately 4.82 years for Common Stock warrants outstanding as of July 31, 2024. As of July 31, 2024, the intrinsic value of outstanding stock warrants was zero.

June 2024 Public Offering Warrants

The Company issued a common stock purchase warrant to purchase an aggregate of 5,882,250 shares of Common Stock in connection with the June 2024 Public Offering with an initial exercise price of $1.53 per share (equal to 100% of the public offering price of each unit sold in this offering). The warrant is exercisable immediately and will expire five years from the date of issuance. However, if, on the date that is 30 calendar days immediately following the Closing Date (the “Reset Date”), the Reset Price (as defined below) is less than the exercise price of the Common Warrants on the Reset Date, then the exercise price of the Common Warrants shall be decreased to the Reset Price. “Reset Price” means 100% of the arithmetic average of the daily VWAPs during the five trading days immediately preceding the Reset Date, provided, that in no event shall the Reset Price be less than $0.574 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions following the date of the securities purchase agreement). Immediately after the Reset Date, the Reset Exercise Price is $1.18 per share. As of July 31, 2024, June 2024 Public Offering Warrants to purchase 5,882,250 shares of Common Stock remain outstanding.

GoFire Acquisition Warrants

The Company issued a common stock purchase warrant to purchase an aggregate of 95,240 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Warrant is exercisable for a period of four (4) years from the Closing Date. The exercise price for the Warrant Shares is $63.00, $84.00, $105.00 and $126.00 per share, respectively, for each of four tranches of 23,810 Warrant Shares. The exercise prices of the Warrant are subject to customary stock-based (but not price-based) adjustments upon the occurrence of stock splits and the like involving the Common Stock. The Warrant is exercisable on a cash basis only, except that the Warrant may be exercised on a “cashless basis” if at the time of exercise there is not an effective registration statement under the Securities Act of 1933, as amended covering the public resale of the Warrant Shares. As of July 31, 2024, GoFire Acquisition Warrants to purchase 95,240 shares of Common Stock remain outstanding.

September 2021 Public Offering Warrants

The Company issued a common stock purchase warrant to purchase a total of 193,036 shares of Common Stock in connection of the Company’s underwritten public offering in September 2021, at an exercise price of $39.90 per share. These warrants expire in 2026. As of July 31, 2024, September 2021 Public Offering Warrants to purchase 110,396 shares of Common Stock remain outstanding.

Other Warrants

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

The total Other Warrants to purchase 36,912 shares of Common Stock were cancelled on December 15, 2023.

Pre-Funded Warrants

The Company issued a pre-funded warrant to purchase an aggregate of 2,175,000 shares of Common Stock in connection with the June 2024 Public Offering. The Pre-funded Warrants were sold to Purchasers whose purchase of Common Units in the June 2024 Public Offering would have otherwise resulted in such Purchaser beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock. The exercise price of each Pre-funded Warrant is $0.001 per share. The Pre-funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-funded Warrants are exercised in full.

Immediately after the Closing Date, the Purchasers of the Pre-funded Units exercised all of the 2,175,000 Pre-funded Warrants and purchased shares of common stock. The Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants, consisting of 1,450,000 Pre-funded Warrants through cash exercise and 725,000 Pre-funded Warrants through cashless exercise. The Company received proceeds amounting to $1,450 from the cash exercise of the Pre-funded Warrants. As of July 31, 2024, there were no Pre-Funded Warrants outstanding.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

On June 24, 2024, the Company obtained a short-term loan from Bidi, a related party company to finance the state and franchise tax fees. The principal amount was $218,787 and was not subject to interest. The entire principal balance of this loan shall be due and payable in full immediately upon receipt of funds by the Company pursuant to the  June 2024 Public Offering noted above. This loan was fully paid on June 25, 2024, and as of July 31, 2024, had an outstanding balance of zero.

Revenue and Accounts Receivable

During the nine months ended July 31, 2024, the Company recognized revenue of $5,950 from one company owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of July 31, 2024.

During the nine months ended July 31, 2023, the Company recognized revenue of $7,878 from three companies owned by Nirajkumar Patel, the former Chief Executive Officer and a Director of the Company, and/or his wife.

Concentration of Purchases and Accounts Payable

During the nine months ended July 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, in the amount of $273,060. As of July 31, 2024, the Company had accounts payable to Bidi of $1,275,000 from purchases of inventory, and Products valued at $200,364 were held in inventory.

During the nine months ended July 31, 2023, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, in the amount of $8,764,380.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. As of July 31, 2024 and October 31, 2023, the Company had license fees of $208,000 and zero payable to Bidi. As of July 31, 2024, the Company had no outstanding payable to Bidi for reimbursement of insurance expense. As of October 31, 2023, the Company had a payable to Bidi of $712,524 for certain non-recurring engineering costs related to the PMI License Agreement which were fully paid in November 2023, and $240,802 for reimbursement of insurance expense.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement with Just Pick, LLC, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $49,844  and $148,012 in operating lease expenses for the three and nine months ended July 31, 2024, respectively, and $47,855 and $142,202 for the three and nine months ended July 31, 2023, respectively.

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2024, and October 31, 2023, other than the below:

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

The Company accrued zero 0 and $37,416 for a quarterly bonus payable to QuikfillRx, based on the Applicable Gross Quarterly Sales results of the three months ended July 31, 2024 and 2023, respectively.

International Trade Commission claims against the Company

On June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, the Company, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. On July 17, 2024, the Company was dismissed from the ITC proceeding and is no longer a defendant in the ITC proceeding. No damages are recoverable in the proceedings before the ITC. If Bidi is prohibited from importing the Bidi Stick, then the  Company’s business, operations, financial results, and reputation would be significantly adversely impacted.

Note 10 – Subsequent Events

On September 12, 2024, the Company announced the passing of the Company’s Chief Executive Officer and Director, Nirajkumar Patel.  Effective September 12, 2024, the Company announced that Mark Thoenes, a Director, had been appointed to serve as the Company’s interim Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the nine months ended July 31, 2024, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2023, contained in the 2023 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

Our business is focused on the sales, marketing and distribution of ENDS products, also known as “e-cigarettes”, in a variety of ways. Our primary product is the Bidi® Stick as well as other products manufactured by our affiliate Bidi. We hold the exclusive worldwide right to market and distribute the Bidi® Stick and certain other products manufactured by Bidi.

Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS and related components (as more particularly set forth in the A&R Distribution Agreement and referred to herein as the products) for sale and resale to both retail level customers and nonretail level customers. Currently, the products consist solely of the “BIDI® Stick”, Bidi’s disposable, tamper resistant ENDS product made with medical grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We presently distribute products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021. Nirajkumar Patel, our former Chief Executive Officer and Director and an indirect controlling stockholder of our company, owns Bidi.

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

A key third-party collaborator of ours was QuikfillRx, LLC, (“QuikfillRx”) a Florida limited liability company which recently began doing business as “Kaival Marketing Services” to better reflect its contributions to our company. QuikfillRx provides us with certain services and support relating to sales management, website development and design, graphics, content, public communication, social media, management and analytics, and market and other research. QuikfillRx provides these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, pursuant to which QuikfillRx receives monthly cash compensation and was granted certain equity compensation in the form of options. This Agreement was terminated in February 2024. The Company has been performing the sales and marketing activities in-house.

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

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022 decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. On July 29, 2024, Bidi received a Recission of Marketing Denial letter from FDA formally rescinding the MDO for the non-tobacco flavored BIDI® Stick PMTAs and putting those applications back into the review process.

In light of the 11th Circuit decision and FDA’s MDO rescission letter, we anticipate having the continued ability to market and sell the non-tobacco flavored BIDI® Sticks, subject to FDA’s enforcement discretion, for the duration of the PMTA scientific review. The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022 cutoff. As none of these scenarios apply to Bidi, we believe the current risk of FDA enforcement is low.

Since the PMTA was remanded, Bidi has continued to update its application with the results of new studies, including a nationwide population prevalence study on the BIDI® Stick that has been published in a peer-reviewed scientific journal.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review, and in September 2022 completed a remote regulatory assessment of Bidi and its contract manufacturer in China, SMISS Technology Co. LTD, in relation to the pending PMTA for the Classic BIDI® Stick. In March 2023, Bidi received a deficiency letter with respect to the tobacco-flavored Classic BIDI® Stick PMTA, to which the company submitted in June 2023. Subsequently, on January 22, 2024, Bidi received a MDO regarding the Classic BIDI® Stick. The MDO identified three highly technical deficiencies related to certain analytical testing and Bidi’s pharmacokinetic (PK) study. On January 26, 2024, Bidi petitioned the 11th Circuit to review the MDO for the Classic BIDI® Stick, arguing that the denial is arbitrary and capricious under the APA, an abuse of discretion, or otherwise not in accordance with the law, as well as contrary to constitutional right and in excess of statutory authority. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief filed on April 15, 2024. FDA filed its response brief on June 7, 2024, and Bidi filed its reply brief on July 29, 2024. The 11th Circuit will next schedule an oral argument for later this year. Unless the MDO ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

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

Bidi is controlled by Nirajkumar Patel, our former Chief Executive Officer and a former Director of the Company. Moreover, Kaival Holdings, an entity controlled by Nirajkumar Patel, is our majority shareholder. In addition, our corporate headquarters is leased to us by an affiliate of Nirajkumar Patel. Therefore, Nirajkumar Patel has the power and ability to control or influence our business.

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

Liquidity and Capital Resources

We believe we will not generate sufficient revenue to support our operations for at least twelve months. As of July 31, 2024, we had working capital of $2,509,396 and total cash of $4,524,989.

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

Cash Flows:

Net cash flows provided by operations was approximately $0.1 million for the nine months ended July 31, 2024, compared to net cash flows used in operations of approximately $2.8 million net cash flows used in operations for the nine months ended July 31, 2023. The change in cash flow provided by operations for the nine months ended July 31, 2024, compared to the cash flow used in operations for the nine months ended July 31, 2023 was primarily due to the changes in accounts receivable, inventory and accounts payable – related party.

The Company had no cash flows used in investing activities for the nine months ended July 31, 2024, compared to approximately $0.3 million cash flows used in investing activities for the nine months ended July 31, 2023. The cash used in investing activities for the nine months ended July 31, 2023, primarily consisted of cash used for transaction acquisition costs.

Net cash flows provided by financing activities was approximately $3.9 million for the nine months ended July 31, 2024, compared to approximately $0.5 million net cash flows provided by financing activities for the nine months ended July 31, 2023. The cash provided by financing activities for the nine months ended July 31, 2024, consisted primarily of proceeds from loans payable and issuance of common stock, warrants and pre-funded warrants, partially offset by payments on loans payables and payments for issuance costs. The cash provided by financing activities for the nine months ended July 31, 2023, consisted primarily of proceeds offset by payments on loans payables.

Results of Operations

Three months ended July 31, 2024, compared to three months ended July 31, 2023

Revenues:

Revenues for the three months ended July 31, 2024, were approximately $0.7 million, compared to approximately $3.6 million for the three months ended July 31, 2023. Revenues decreased during the three months ended July 31, 2024, primarily due to a decrease in the number of sticks sold to customers.

Cost of Revenue, Net and Gross Profit:

Gross profit for the three months ended July 31, 2024 was approximately $0.4 million, or approximately 51.7% of revenues, net, compared to approximately $1.3 million gross profit or approximately 36.3% of revenues, net, for the three months ended July 31, 2023. Total cost of revenue, net was approximately $0.3 million, or approximately 48.3% of revenue, net for the three months ended July 31, 2024, compared to approximately $2.3 million, or approximately 63.7% of revenue, net for the three months ended July 31, 2023. The increase in gross profit is due to fewer credits issued to customers and a decrease  in cost of revenue as a percentage of total revenue during the three months ended July 31, 2024.

Operating Expenses:

Total operating expenses were approximately $1.8 million for the three months ended July 31, 2024, compared to approximately $3.0 million for the three months ended July 31, 2023. For the three months ended July 31, 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $30 thousand, stock option expense of approximately $56 thousand, professional fees of approximately $1.4 million, and all other general and administrative expenses of approximately $0.3 million. General and administrative expenses for the three months ended July 31, 2024, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the three months ended July 31, 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $0.6 million, stock option expense of approximately $0.6 million, professional fees of approximately $0.7 million, and all other general and administrative expenses of approximately $1.1 million. General and administrative expenses for the three months ended July 31, 2023, consisted primarily of salaries and wages, stock option expense, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the three months ended July 31, 2024, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $1.6 million for the three months ended July 31, 2024. Similarly, we did not accrue a tax provision for income taxes during the three months ended July 31, 2023, due to the pre-tax loss of approximately $1.8 million for the three months ended July 31, 2023.

Net Loss:

As a result of the items noted above, the net loss for the three months ended July 31, 2024, was approximately $1.6 million, compared to a net loss of approximately $1.8 million, for the three months ended July 31, 2023. The decrease in the net loss for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, is primarily attributable to the decrease in operating expenses as noted above, partially offset by a decrease in gross profit.

Nine months ended July 31, 2024, compared to Nine months ended July 31, 2023

Revenues:

Revenues for the nine months ended July 31, 2024, were approximately $6.2 million, compared to $9.1 million for the nine months ended July 31, 2023. Revenues decreased during the nine months ended July 31, 2024, compared to the nine months ended July 31, 2023, generally due to a decrease in the number of sticks sold to customers.

Cost of Revenue and Gross Profit:

Gross profit for the nine months ended July 31, 2024, was approximately $2.1 million, compared to gross profit of approximately $1.7 million for the nine months ended July 31, 2023. Total cost of revenue was approximately $4.1 million for the nine months ended July 31, 2024, compared to $7.4 million for the nine months ended July 31, 2023. Therefore, the increase in gross profit of approximately $0.4 million for the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023 is primarily driven by the decrease in the cost of revenue, totaling approximately $3.3 million, partially offset by a decrease in overall sales of approximately $3.0 million.

Operating Expenses:

Total operating expenses were approximately $6.5 million for the nine months ended July 31, 2024, compared to approximately $10.3 million for the nine months ended July 31, 2023. For the nine months ended July 31, 2024, operating expenses consisted of advertising and promotion fees of approximately $0.7 million, stock option expense of approximately $77  thousand, professional fees of approximately $1.9 million, and all other general and administrative expenses of approximately $3.8 million. General and administrative expenses during the nine months ended July 31, 2024, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the nine months ended July 31, 2023, operating expenses were approximately $10.3 million, consisting primarily of advertising and promotion fees of approximately $1.8 million, stock option expense of $3.4 million, professional fees totaling approximately $2.3 million, and all other general and administrative expenses of approximately $2.8 million. General and administrative expenses during the nine months ended July 31, 2023, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the nine months ended July 31, 2024, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $5.2 million for the nine months ended July 31, 2024. Similarly, we did not accrue a tax provision for income taxes during the nine months ended July 31, 2023, due to the pre-tax loss of approximately $8.8 million for the nine months ended July 31, 2023.

Net Loss:

The net loss for the first nine months ended July 31, 2024, was approximately $5.2 million, compared to net loss for the nine months ended July 31, 2023, which was approximately $8.8 million. The decrease in the net loss for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, is primarily attributable to the increase in gross profit and decrease in operating expenses as noted above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. Other than the policy changes disclosed in Note 2, Basis of Presentation and Significant Accounting Policies, to the unaudited interim consolidated financial statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended July 31, 2024 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2023 Annual Report for the year ended October 31, 2023.

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

Under the supervision and with the participation of our management, including our President and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Interim Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of July 31, 2024.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that all material weaknesses are remediated as soon as possible. Management will continue to work to improve its disclosure controls and procedures during fiscal 2024 with the goal of improvement in the effectiveness of its systems in our internal controls during the next 12 months. We intend to hire additional staff and to take such other actions as may be necessary to address its material weaknesses. The Company engaged a technical advisory firm to review and add value to accounting matters related to the Company during the first nine months ended July 2024, and as such, we believe we have made progress in the implementation of certain internal controls, such as multiple levels of review and analysis of the accounting and reporting procedures and processes, and of journal entries and general ledger account reconciliations.

Changes in Internal Control over Financial Reporting

Due to the identification of certain material weaknesses, we continue to work on strengthening our internal control structure. We made no other changes in internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended July 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 21, 2024, we issued 396,500 units consisting of one share of the Company’s Common Stock and one and one-half Warrants to purchase one and one-half shares of Common Stock to additional investors who did not enter into the Purchase Agreement and relied on the Registration Statement.

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

*filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 20, 2024	A	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Executive Officer

Date: September 20, 2024	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer