Form 10-K
period 2024-10-31
Kaival Brands Innovations Group, Inc.
filed 2025-02-10
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

☐ Yes ☒ No

As of April 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $5,756,022 based on the closing price per share (or $4.45), of the registrant’s common stock as reported by The NASDAQ Stock Market LLC.

As of February 7, 2025, there were 11,542,302 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2024

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2024 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	the Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”) and Delta Corp Cayman Limited (the “Sellers”), the closing of the transactions contemplated by the Merger Agreement and upon the closing of such transactions, the conduct of our continuing operations by our new management appointed by Pubco;

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our inability to import and sell the Bidi Stick due to a patent infringement claim filed by R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company with the; International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) and the ongoing investigation of the ITC in connection with the ITC Complaint;

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to obtain from, and pay for, Bidi products we distribute;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, which has the potential to have a substantial adverse impact on our company;

●	the outcome of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments, which are currently our primary source of revenue ;

●	our relationships with, and reliance on, third party distributors and brokers to arrange for sales of our products;

●	the market perception of Bidi products we distribute and related impacts on our reputation;

●	the impact of black-market goods on our business;

●	the demand for Bidi products we distribute;

●	anticipated product performance, and our market and industry expectations;

●	our ability or plans to diversify our product offerings;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

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

Overview

We are engaged in the sale, marketing and distribution of electronic nicotine delivery system (“ENDS”) products, also known as “e-cigarettes”, in a variety of favors. Until October of 2024, our primary source of revenue has been the Bidi Stick as we sold our inventory on hand. However, on June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC.  Since the initiation of the ITC Complaint, we have not imported any Bidi Sticks and currently do not generate any revenue from the sale of Bidi Sticks. Our current primary source of revenue is through an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”). See “Philip Morris Deed of Licensing Agreement” below.

We have also entered into a Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”) and Delta Corp Cayman Limited (the “Sellers”). If the Merger Agreement is consummated, Pubco will become our parent and all new officers and directors will be appointed by Pubco, except that pursuant to the Merger Agreement we have the right to appoint one director to the Pubco board of directors and we have agreed to appoint any family member of Ankitaben Patel (the widow of our former CEO, Nirajkumar Patel) and/or Nirajkumar Patel who is qualified and identified by Bidi for this role prior to the closing of the Merger Agreement. While we expect the transactions contemplated by the Merger Agreement to close (the “Closing”) in March or April of this year, no assurances can be made that such transactions will close by then or ever. The transactions contemplated by the Merger Agreement are described in further detail below under “The Merger and Share Exchange Agreement.”

Merger and Share Exchange Agreement

On September 23, 2024, we entered into a definitive Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”), and Delta Corp Cayman Limited (the “Seller”).

Merger and Share Exchange

Pursuant to the Merger Agreement, the Parties will effect a merger and share exchange involving the following transactions:

(a)	Pubco shall acquire all of the issued and outstanding shares of Delta from each holder of Delta shares in exchange for the issuance by Pubco of ordinary shares in the capital of Pubco (the “Share Exchange”); and
(b)	immediately following to the completion of the Share Exchange, Merger Sub shall merge with and into us (the “Merger”), with us continuing as the surviving entity in the Merger.;

Upon consummation of the transactions contemplated by the Merger Agreement, including the Share Exchange and the Merger, each of us and Delta will become wholly owned subsidiaries of Pubco. The Share Exchange, the Merger and the transactions related thereto are referred to herein as, the “Business Combination.”

In connection with the Merger:

(i)	All of our issued and outstanding shares of Series B Preferred Stock shall convert into shares of our common stock at a conversion rate of approximately 0.4 shares of our common stock for every share of our Series B Preferred Stock and be included as outstanding shares of our common stock immediately prior to the Merger;
(ii)	Each of our outstanding stock options, if it has not been exercised prior to the Merger, shall be cancelled, retired and/or terminated and cease to represent a right to acquire, be exchanged for or convert into our common stock;
(iii)	Each issued and outstanding share of our common stock immediately prior to the Merger shall automatically be converted into the right to receive one Pubco Ordinary Share (the “Merger Consideration”), following which all such shares of our common stock shall cease to be outstanding and shall automatically be canceled and shall cease to exist; and
(iv)	Each of our common warrants issued and outstanding immediately prior to the Merger shall be converted into one (1) Pubco ordinary warrant, and each of our pre-funded warrants issued and outstanding immediately prior to the Merger shall be converted into one (1) Pubco pre-funded warrant. Each of the Pubco ordinary warrants shall have, and be subject to, substantially the same terms and conditions set forth in our common warrants, and each of the Pubco pre-funded warrants shall have, and be subject to, substantially the same terms and conditions set forth in our pre-funded warrants, except that they shall represent the right to acquire Pubco ordinary shares in lieu of shares of our common stock.

The Business Combination transactions value Pubco as of the closing of the Business Combination as having an equity valuation of $301 million. KAVL expects that the holders of our Common Stock and the holders of Delta Shares will hold approximately 10% and 90% (inclusive of shares to be distributed to advisors), respectively, of the Pubco Ordinary Shares immediately after the closing of the Business Combination (the “Closing”).

In addition, after the Closing, the holders of Delta Shares (inclusive of shares to be distributed to financial advisors) will be entitled to receive an earnout of an additional $30,000,000 in Pubco Ordinary Shares (based on a share price equal to $31 million divided the number of our outstanding shares immediately prior to the Closing) based on Pubco’s consolidated revenue, net income and EBITDA for the fiscal year ended December 31, 2025.

Representations and Warranties; Covenants

Pursuant to the Merger Agreement, the parties (other than Merger Sub) made customary representations and warranties for transactions of this type. All of the representations and warranties of the parties will not survive Closing. The covenants and agreements of the Parties Sellers that by their terms are to be performed at or after the Closing shall, in each case, survive until fully performed. In addition, the parties to the Merger Agreement agreed to be bound by certain covenants that are customary for transactions of this type, including obligations of the parties during the period (the “Interim Period”) between the date of the execution of the Merger Agreement and the Closing to use commercially reasonable efforts to operate their respective businesses in the ordinary course, and to refrain from taking certain specified actions without the prior written consent of the other party, in each case, subject to certain exceptions and qualifications. The covenants and agreements of the parties that are by their terms to be performed prior to the Closing will not survive the Closing. The covenants and agreements of the parties that by their terms are to be performed at or after the Closing shall, in each case, survive until fully performed.

Closing Conditions

Pursuant to the Merger Agreement, the obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the representations and warranties of the Company, Delta, Pubco and Sellers being true and correct subject to the materiality standards contained in the Merger Agreement; (ii) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (iii) the approval by the Company’s stockholders of the Business Combination and certain other matters; (iv) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to Delta, Pubco or us since the effective date of the Merger Agreement that is continuing and uncured; (v) the consummation of the Share Exchange; (vi) the expiration or termination, as applicable, of any waiting period (and any extension thereof) applicable to the consummation of the Merger Agreement under any antitrust laws; (vi) the receipt of certain specified regulatory or third party consents; (vii) no governmental authority of competent jurisdiction shall have enacted any law or order in effect at the time of Closing which has the effect of making the Merger or other ancillary transactions illegal or otherwise prohibiting consummation of the Merger or ancillary transactions (a “Legal Restraint”); (viii) the Registration Statement (as defined below) being declared effective by the U.S. Securities and Exchange Commission (the “SEC”); (ix) the memorandum and articles of incorporation of Pubco have been amended and restated as mutually agreed upon by Pubco, Delta and us; (x) the entry into certain ancillary agreements as of the Closing, including a new registration rights agreement with Pubco in form and substance reasonably acceptable to us and Delta; (xi) the approval of the listing of the Pubco Ordinary Shares on Nasdaq (or such other national securities exchange); (xii) the Company having no indebtedness, no outstanding convertible securities other than our warrants and sufficient cash and cash equivalents to pay its unpaid transaction expenses, (xiii) the amendment of certain engagement agreements with a financial advisor being in full force and effect; and (xiv) the receipt of certain closing deliverables.

The Conduct of Business During the Interim Period

During the period between the execution of the Merger Agreement and the Closing (“Interim Period”), the conduct of the Company’s and Delta’s respective businesses will be subject to the restrictions contained in the Merger Agreement, which include, without limitation, restrictions on: (i) amending, waiving or otherwise changing its organizational documents; (ii) issuing, granting selling, pledging or disposing its equity securities or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any of its equity securities, or other securities, including any securities convertible into or exchangeable for any of its equity securities or other security interests of any class and any other equity-based awards; (iii) taking corporate actions such as stock splits, combinations, recapitalizations, subdivisions or pay any dividends or make any other distributions on its equity or redeem, purchase or otherwise acquire any of its securities; (iv) incurring or guaranteeing any indebtedness not made in the ordinary course of business in excess of specified thresholds; (v) terminating, waiving or assigning any material right under any material agreement to which the Company is a party or entering into any material contract (other than certain exceptions set forth in the Merger Agreement); (vi) establishing a new subsidiary or new line of business; (vii) failing to keep in force insurance policies or coverage; (viii) waiving, releasing, assigning, settling or compromising litigation in excess of specified thresholds; (ix) mergers and acquisitions activity; (x) adopting a plan of liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization; (xi) entering into any agreement, understanding or arrangement with respect to the voting or transfer of its equity; (xii) hiring employees and adopting benefit plans; entering into, amending waiving or terminating (other than terminations in accordance with their terms) any transaction with any related party to the Company (other than compensation and benefits and advancement of expenses, in each case, provided in the ordinary course of business; and (xiii) authorizing or agreeing to taking any of the foregoing actions.

The Parties covenants during the Interim Period also contain a customary no shop, subject to a customary fiduciary out, requirements regarding the registration statement to be filed by Pubco with the SEC with respect to the Business Combination, and the related stockholder meeting to be held by us to approve the Merger Agreement and the Business Combination, and certain provisions regarding any financing that may be sought by the parties in connection with the Transactions.

Indemnification of Directors and Officers

The parties agreed in the Merger Agreement to customary exculpation, indemnification and advancement of expenses existing in favor of our specified current or former directors and officers as provided therein.

Post-Closing Board of Directors and Officers of Pubco

The board of directors of Pubco upon the Closing shall be comprised of one individual designated by us as described above and up to six (6) individuals that are designated by Delta prior to Closing. The chief executive officer and chief financial officer of Pubco upon Closing shall be the same individuals serving in those capacities at Delta prior to Closing.

Termination

The Merger Agreement may be terminated time prior to the Closing, including, among others, (i) by the mutual written consent of the Company and Delta, (ii) by written notice by the Company or Delta to the other if any of the conditions to the Closing have not been satisfied or waived by February 15, 2025; (iii) by written notice by either the Company or Delta to the other if a Legal Restraint has become final and non-appealable; (iv) by written notice by Delta to the Company if there has been a breach by the Company of any of its representations, warranties, covenants or agreements contained in the Merger Agreement, or if any representation or warranty of the Company becomes untrue or inaccurate, such that the related condition to Closing will not be satisfied; (v) by written notice by the Company to Delta if there has been a breach by Delta of any of its representations, warranties, covenants or agreements contained in the Merger Agreement, or if any representation or warranty of Delta becomes untrue or inaccurate such that the related condition to Closing will not be satisfied; (vi) by written notice by us to Delta, if there shall have been a Material Adverse Effect on the Delta or Pubco following the date of the Merger Agreement which is uncured and continuing; (vii) by written notice by Delta to us, if there shall have been a Material Adverse Effect on us following the date of the Merger Agreement which is uncured and continuing; (viii) by written notice by either the Company or Delta to the other if a special stockholder meeting is held for the purpose of approving the Merger Agreement and Transactions and such approval is not obtained at such meeting; (ix) by written notice by us to Delta or Delta to us, if we accept a takeover proposal or our board of directors changes its recommendation with respect to the Merger Agreement and Transactions, in either case, pursuant to its fiduciary out rights as set forth in the Merger Agreement; or (x) by written notice by Delta to us, if we have not delivered to Delta and Pubco duly executed copies of Voting Agreements by us and the holders of our securities obligated thereunder representing at least a majority of the outstanding shares of Kaival common stock on or prior to October 31, 2024.

If the Merger Agreement is terminated by us or Delta as a result of a willful breach of a representation, warranty or covenant by the other party, then the breaching party will pay the non-breaching party a termination fee in the amount of $750,000 plus disbursements of all documented, out-of-pocket expenses up to $250,000. In addition, if we or Delta terminate the Merger Agreement, as a result of our accepting a superior offer to the transactions contemplated by Business Combination from a third party, then a termination fee of $1.3 million plus reasonable expenses up to $1 million shall be payable by us to Delta.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to this Current Report on Form 8-K and incorporated herein by reference. The Merger Agreement provides investors with information regarding its terms and is not intended to provide any other factual information about the parties. Any terms not defined herein shall have the same meaning attributed to them in the Merger Agreement.

Voting Agreements

Concurrently with the entry into the Merger Agreement, the Company, Delta and Pubco entered into voting and support agreements (“Voting Agreements”) with certain of our executive officers and directors (the “Voting Support Parties”). Pursuant the Voting Agreements, the Voting Support Parties have agreed to vote (in person or by proxy), or consent to any action by written consent or resolution with respect to, as applicable, their shares of our Common Stock (i) in favor of, and adopt, Business Combination and the Merger Agreement, (ii) in opposition to: (A) any takeover proposal as described in the Merger Agreement and any and all other proposals (x) for the acquisition of us, (y) that could reasonably be expected to delay or impair our ability to consummate the Business Combination, or (z) which are in competition with or materially inconsistent with the Merger Agreement or any related agreements; (B) other than as contemplated by the Merger Agreement, any material change in (x) our capitalization or any amendment of our organizational documents or (y) our corporate structure or business; or (C) any other action or proposal involving any company affiliated with us that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect in any material respect the Business Combination or would reasonably be expected to result in any of the conditions to the Closing under the Merger Agreement not being fulfilled.

Each Voting Support Party has also granted Delta (or any designee of Delta) until the termination of the Voting Agreements, an irrevocable proxy and has appointed Delta (or any designee of Delta) as their attorney-in-fact in respect of matters related to the Merger as specified in the Merger Agreement.

Each Voting Support Party has also agreed that until the termination of the Voting Agreement, subject to certain exceptions, the Voting Support Party will not, nor will it cause its Affiliates to without the prior written consent of Pubco and Delta, (i) offer for sale, sell (including short sales), transfer, tender, pledge, encumber, assign or otherwise dispose of (including by gift), or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a transfer of, any or all of our securities, (ii) grant any proxies or powers of attorney with respect to any or all of the securities; (iii) permit to exist any lien of any nature whatsoever (subject to certain exceptions) with respect to any or all of our securities; or (iv) take any action that would have the effect of preventing, impeding, interfering with or adversely affecting the Voting Support Party’s ability to perform its obligations under the Voting Agreement.

The Voting Agreements will automatically terminate upon the earlier of (i) the mutual written consent of each of Pubco, Delta, the Company, and the Voting Support Party, (ii) the effective time of the Merger, and (iii) the date of termination of the Merger Agreement in accordance with its terms.

A majority of the holders of our common stock have entered into Voting Agreements or agreements that are the same as the Voting Agreements.

Business Strategy

Our current business strategy is to consummate the Business Combination. If and when this occurs, we will be a wholly owned subsidiary of Pubco and we do not know and have not discussed what Delta’s business strategy for the Company will be in the future. If the Business Combination is not consummated, then we will focus our revenue through PMI and by executing key internal strategic initiatives. Because of the ITC Complaint and FDA PMTA Determinations, we do not foresee receiving any significant revenue from the sales of Bidi Sticks. If the Business Combination is not consummated, accomplishing these financial goals will depend on a number of factors including our ability to execute these strategies. Representative key initiatives include:

●	Maximizing the core business:

●	Continuing the growth and management of strategic alliances with market leaders within dense, established e-cigarette markets;

●	Development of internal national account sales team to drive new revenue opportunities and manage key strategic third-party vendors and broker alliances to maximize targeted market penetration;

●	Search for high-caliber, experienced talent that creates impact and add value to our organization quickly;

●	Effective financial management and capital planning:

●	Establishing an efficient, scalable organizational infrastructure to support our expected growth and diversification;

●	Improving overall business processes to deliver greater value to our customers;

●	Data-driven product innovation and strategic expansion:

●	Investing in our core organizational capabilities to provide diversified, revenue generative opportunities both through our existing distribution network and beyond;

●	Further development of internal data processes to drive growth and diversification efforts;

●	Pursuing third-party licensing opportunities through our vaporization and inhalation-related intellectual property portfolio which we acquired from GoFire Inc. in May 2023;

●	During 2025 and beyond, we plan on exploring strategic acquisition and collaboration arrangements that generate revenue, positive cash flows and profitable operations in order to expand the scale of our company by capitalizing on our traditional retail outlet and other distribution relationships.

If the Business Combination is not consummated, we will continue to align ourselves with progressive, proven, performance-based partners, which may include the development and expansion of key financial services relationships as we seek to diversify through data-driven decisions.

Description of Business Segments & Key Agreements

Kaival Labs, Inc. & Kaival Brands International, LLC.

On August 31, 2020, we formed Kaival Labs, Inc., a Delaware corporation (herein referred to as “Kaival Labs”), as a wholly owned subsidiary for the purpose of developing our own branded and white-label products and services, of which none has commenced as of the date of this Report. We have not  launched any Kaival-branded products, nor have we begun to provide white label wholesale solutions for other product manufacturers.

On May 30, 2023, through Kaival Labs, we acquired certain vaporization and inhalation-related intellectual property from GoFire, Inc. (“GoFire”) in exchange for equity securities for our company and contingent cash consideration. The goal of this acquisition is to diversify our product offerings and create near and longer-term revenue opportunities in the form of potential licenses for the acquired technology and our development of new products based on the purchased assets. In the near term, we expect to seek third-party licensing opportunities in the cannabis, hemp/CBD, nicotine and nutraceutical markets. Longer term, we believe we can utilize the purchased assets to create innovative and market-disruptive products, including patent protected vaporizer devices and related hardware and software applications. No assurance can be given, however, that the GoFire assets will generate revenue for us in the future or otherwise create the value for our company that we anticipate.

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

In November 2023, KBI, Bidi and PMPSA agreed to initiate a pilot project, pursuant to which PMPSA would manufacture up to an agreed upon number of Bidi Sticks with PMI’s own e-liquid for commercialization in Canada. Based on the results of the pilot, we and PMPSA may consider appropriate changes or amendments to the PMI License Agreement to accommodate the manufacturing and sales of Bidi Sticks containing PMI e-liquids in Canada. As of the date of this Report, we do not believe this pilot program is, overall, material to our business or results of operations and have yet to determine the longer-term plan.

On December 16, 2024, KBI and Bidi received a letter from PMPSA that notified us of their intention to discontinue the licensing agreement of their 2ml products due to the lack of profitability and the analysis that it would likely not turn profitable. They confirmed that this decision would not affect the commercialization activities under the licensing agreement of the 5ml and 18ml vaping products.

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

Bidi Vapor, LLC Distribution Agreement

On March 9, 2020, we entered into an exclusive distribution agreement (the “Distribution Agreement”) with our affiliate Bidi, which Distribution Agreement was amended and restated on May 21, 2020, April 20, 2021, on June 10, 2022, and on November 17, 2022    (collectively, the “A&R Distribution Agreement”). Pursuant to the A&R Distribution Agreement, Bidi granted us an exclusive worldwide right to distribute Bidi’s ENDS (as more particularly set forth in the A&R Distribution Agreement) for sale and resale to both retail level customers and non-retail level customers. Currently, the products consist solely of the “BIDI® Stick,” Bidi’s disposable, tamper resistant ENDS product made with medical-grade components, a UL-certified battery and technology designed to deliver a consistent vaping experience for adult smokers 21 and over. We had distributed products to wholesalers and retailers of ENDS products, having ceased all direct-to-consumer sales in February 2021.

BIDI® Stick comes in a variety of flavor options for adult cigarette smokers. We do not manufacture any of the products we resell. The BIDI® Stick is manufactured by Bidi through its contract manufacturer in China. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides us with all branding, logos, and marketing materials to use with our commercial partners in connection with our marketing and promotion of Bidi products.

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

In connection with the A&R Distribution Agreement, we entered into non-exclusive sub-distribution agreements, some of which were subsequently amended and restated by the parties in order to clarify certain provisions (all such sub-distribution agreements, as amended and restated, are collectively referred to as the “Sub-Distribution Agreements”), whereby we appointed the counterparties as non-exclusive sub-distributors. Pursuant to the Sub-Distribution Agreements, the sub-distributors agreed to purchase for resale products in such quantities as they should need to properly service non-retail customers within the continental United States (the “Territory”). These agreements were terminated in the current year.

On October 25, 2024, we entered into a letter agreement with Bidi, pursuant to which we (i) agreed with Bidi that “Products” as defined in the A&R Distribution Agreement means and includes (and has always meant and included) only the following items, to the exclusion of all other items and products (including, without limitation, the Excluded Products): (a) the “Bidi Stick”, which is an electronic nicotine delivery system, or “e-cigarette”, at 6% nicotine (including all available flavors) in the versions previously sold by Manufacturer to Distributor; and (b) acrylic displays preloaded with one hundred (100) such “Bidi Sticks;” (ii) waived and fully relinquished: (a) our Right of First Offer, Right of First Refusal, and all other rights (if any) with respect to all Future Products (whether previously introduced, or introduced hereafter, by Manufacturer) pursuant to the Distribution Agreement; and (b) all of its rights with respect to a Bona Fide Offer pursuant to Section 4.F of the A&R Distribution Agreement; (iii) released Bidi from all claims arising out of events that occurred prior to the Effective Date of the A&R Distribution Agreement and (iv) acknowledged the existence of that certain matter styled In the Matter of Certain Disposable Vaporizer Devices and Components Thereof, Inv. No. 337-TA-1410 before the United States International Trade Commission, and agreed that neither said matter not any outcome thereof or resolution resulting therefrom that affects Bidi shall constitute a breach or other default by Bidi under the A&R Distribution Agreement

A key third party collaborator of ours was QuikfillRx, a Florida limited liability company which did business as “Kaival Marketing Services” to reflect its contributions to our company. QuikfillRx provided us with certain services and support relating to sales management, website development and design, graphics, content, social media, management and analytics, and market and other research. QuikfillRx provided these services to us pursuant to a Services Agreement, most recently amended on November 9, 2022, which had a term ending on October 31, 2025 (subject to potential one-year extensions) and pursuant to which QuikfillRx received monthly cash compensation and was granted certain equity compensation in the form of options. This Agreement was terminated in February 2024.

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

We expect to continue seeking third-party licensing opportunities in the cannabis, hemp/CBD, nicotine, nutraceutical and pharmaceutical markets, as a means of monetizing our patents. Longer term, we believe we can utilize the acquired patents to create innovative and market-disruptive products for its growing base of adult consumers, including patent protected vaporizer devices and related hardware and software applications.

As described above, we hope to generate revenue from this acquired intellectual property via licensing and product development activities. However, there can be no assurance that we will be able to implement this strategy.

Concentrations

Concentration of Purchases and Other Receivable - Related Party:

For the year ended October 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by KMDD Trust, in the amount of approximately $0.3 million, as compared to $12.8 million for the year ended October 31, 2023.

On October 31, 2024, we had a related party receivable balance of zero.   As of October 31, 2024, the related party accounts payable balance was $131,683.

On October 31, 2023, a credit of $2,954,470 was applied from the related-party receivable balance to the related party accounts payable balance. After this was applied, we had no related party receivable balance. As of October 31, 2023, the related party accounts payable balance was $1,521,491. In fiscal year 2023, such inventories accounted for 100% of the total related party accounts payable.

Concentration of Revenues and Accounts Receivable:

For the year ended October 31, 2024, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick, were derived from the following customers: (i) QuikTrip Corporation generated approximately 21%, (ii) GPM Investments generated approximately 12%, and (iii) FAVS Business, LLC generated approximately 11%.

For the year ended October 31, 2023, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick, were derived from the following customers: (i) GPM Investments generated approximately 16%, (ii) H.T. Hackney Co generated approximately 15%, (iii) FAVS Business, LLC generated approximately 15%, (iv) C Store Master generated approximately 14%, and (v) QuikTrip Corporation generated approximately 12%.

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

State and Local Regulations

As a retail seller and/or wholesale distributor of ENDS and related products, we must follow numerous state and local regulations. Individual U.S. state laws and regulations concerning e-cigarette and related products are also relatively new and developing. Currently, certain state laws about e-cigarette and related products serve to define and/or tax tobacco products or e-cigarette and related products, restrict access to youth and/or retail sale, require a license to sell such products, ban e-cigarette use in certain public spaces, and require child resistant packaging on products containing e-liquids. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. Recently, for example, California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. As a distributor, we hold all required state licenses and permits, and pay all applicable state e-cigarette and related products excise taxes. We work closely with Bidi to ensure that it is compliant with applicable manufacturer specific state requirements, such as any warning requirements (e.g., California Proposition 65).

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

Employees

As of the date of this Report we have three employees, all of whom are full-time, including our officers. In addition to our officers, we have employees who fulfill the roles of sales staff, information technology, and financial accounting and reporting management. All our employees are eligible to enroll, or have already enrolled, in our medical plan.

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

2018 Change of Control

On October 19, 2018, we issued 500,000,000 shares of restricted Common Stock and 400,000 shares of Convertible Series B preferred stock to GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), for services rendered to us. GMRZ became our controlling stockholder as a result of such issuances. On February 6, 2019, we entered into a non-binding Share Purchase Agreement (the “Agreement”) by and among GMRZ, Kaival Holdings, LLC (formerly known as Kaival Brands Innovations Group, LLC), a Delaware limited liability company (“Kaival Holdings”), and us, pursuant to which, on February 20, 2019, GMRZ sold 504,000,000 shares of our restricted Common Stock, representing approximately 88.06 percent of our then-issued and outstanding shares of Common Stock, to Kaival Holdings, and Kaival Holdings paid GMRZ consideration in the amount set forth in the Agreement (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of us, with Kaival Holdings becoming our largest controlling stockholder. The sole voting members of Kaival Holdings were Nirajkumar Patel and Eric Mosser (former executives and directors of our company), with Mr. Patel holding voting control. The Purchase Price was paid with personal funds of the members of Kaival Holdings.

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

In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after May 30, 2023, we shall use commercially reasonable efforts to file with the SEC subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, we will use our commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of May 30, 2023, and if we do not so register the Series B Conversion Shares within nineteen (19) months of May 30, 2023, we will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then-outstanding shares of Series B Preferred Stock. To satisfy this obligation we will provide GoFire with an additional 10% of our shares of common stock issued to them upon the conversion of the Series B Preferred Stock at the closing of the Business Combination.

All of the securities issued as consideration for the GoFire purchased assets were subject to a lock-up agreement that terminated on November 26, 2023.

2024 Reverse Stock Split

On January 22, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on January 25, 2024, on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of the Company’s Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout the accompanying consolidated financial statements in this Report have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period   presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

Bidi Debt Exchange Agreement

On October 25, 2024 we entered the Debt Exchange Agreement with Bidi pursuant to which we satisfied an outstanding debt of $1,275,000 we owed to Bidi under the A&R Distribution Agreement by the issuance of 1,400,144 shares of our common stock to Bidi.

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

Risks Related to the Business Combination

Completion of the Business Combination is subject to a number of conditions and if these conditions are not satisfied or waived, such transactions will not be completed.

Kaival’s obligation and the obligation of Delta to complete the Business Combination are subject to satisfaction or waiver of a number of conditions, including, among others:

●        approval of the Business Combination by Kaival’s stockholders;

●        absence of injunctions or certain legal impediments;

●        approval for the listing on NASDAQ of Pubco’s ordinary shares to be issued in the Business Combination; and

●        accuracy of the representations and warranties of each of the parties, subject to certain materiality thresholds.

There can be no assurance that the conditions to closing set forth in the Merger Agreement will be satisfied or waived or that the Business Combination itself will be completed.

Failure to complete the Business Combination could negatively impact Kaival’s stock price, future business or operations.

If the Business Combination is not completed, Kaival may be subject to a number of material risks, including the following:

●        Kaival may be required under certain circumstances to pay Delta a termination fee;

●        the price of Kaival’s common stock may decline to the extent that the relevant current market price reflects a market assumption that the Business Combination will be completed; and

●        costs related to the Business Combination, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Business Combination is not completed.

Further, if the Business Combination is terminated and either company’s board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner on terms as attractive as those provided for in the Merger Agreement. In addition, while the Merger Agreement is in effect and subject to very narrowly defined exceptions, Kaival is prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, other than with Delta.

The exercise of Kaival’s boards of directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in Kaival’s shareholders’ best interests.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the Merger Agreement, would require Kaival and/or Delta to agree to amend the Merger Agreement, to consent to certain actions taken by Delta or Kaival, as applicable, or to waive rights that Kaival or Delta is entitled to under the Merger Agreement. Such events could arise because of changes in the course of Kaival’s or Delta’s business, a request by Kaival or Delta to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on Kaival’s or Delta’s business. In any of such circumstances, it would be at Kaival’s or Delta’s discretion, acting through their respective board of directors, to grant consent or waive those rights. The existence of the financial and personal interests of the directors of Kaival described in the preceding risk factors may result in a conflict of interest on the part of one or more of the directors between what they may believe is best for Kaival and its stockholders and what he or they may believe is best for themselves in determining whether or not to take the requested action.

The Company will incur significant transaction and transition costs in connection with the Business Combination.

The Company has incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination, including legal, accounting, consulting, investment banking and other fees, expenses and costs. In addition, PubCo will incur significant costs operating as a public company following the consummation of the Business Combination and may also incur additional costs to retain key employees. Generally, transaction expenses incurred in connection with the Business Combination will be paid by the party incurring those expenses, and many of those expenses might not be paid until after the Closing. Accordingly, these expenses could result in Holdings having less money following the Closing to spend on other aspects of its business, particularly if the actual expenses turn out to be higher than anticipated.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with business combination transactions like the proposed Business Combination, it is not uncommon for lawsuits to be filed against the parties and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus provided to shareholders contains false and misleading statements and/or omits material information concerning the transaction. Although no such lawsuits have yet been filed in connection with the Business Combination, it is possible that such actions may arise and, if they do arise, to seek, among other things, injunctive relief and an award of attorneys’ fees and expenses. Defending such lawsuits could require us and Delta to incur significant costs and draw the attention of our and Delta’s management teams away from the consummation of the Business Combination and the management of their respective businesses. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Business Combination is consummated may adversely affect Pubco’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from being consummated within the expected timeframe.

After the Business Combination, Pubco may be exposed to unknown or contingent liabilities and may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and share price.

It is possible that the due diligence conducted in relation to Kaival and Delta and their respective businesses has not identified all material issues or risks associated with Kaival and Delta or the industries in which they compete.

Furthermore, factors outside of the parties’ control could arise later. As a result of these factors, Pubco may be exposed to liabilities and incur additional costs and expenses and be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if the due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the parties’ preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on the Pubco’s financial condition and results of operations and could contribute to negative market perceptions about Pubco’s securities.

Due to potential fluctuations in the market value of Pubco Ordinary Shares, Kaival stockholders cannot be sure of the market value of the consideration that they will receive in the Business Combination.

The current shareholders of Delta (the “Delta Shareholders”) and the Kaival stockholders are expected to own, immediately following consummation of the Business Combination, approximately 90% (inclusive of shares to be distributed to advisors) and 10% of Holdings, respectively.

Prior to the Closing, there has not been and will not be an established public trading market for Pubco Ordinary Shares. The market value of Pubco Ordinary Shares will reflect the combination of Kaival and Delta under the terms of the Business Combination. Further, the merger consideration to be received by Kaival stockholders will not be adjusted to reflect any changes in the number of shares of Kaival common stock outstanding, the market value of Kaival common stock or currency exchange rates.

Changes in the price of our common stock may result from a variety of factors, including, among others, changes in our business, operations or prospects, regulatory considerations, governmental actions, legal proceedings and general business, market, industry, political or economic conditions. Many of these factors are beyond our control. As a result, the aggregate market value of the Pubco Ordinary Shares that a Kaival stockholder is entitled to receive at the Closing could vary significantly from the value of the equivalent shares of our common stock on the date of the Merger Agreement, the date of this report or at other times, and Kaival stockholders will neither know nor be able to calculate the value of the merger consideration they would receive upon the Closing. Kaival stockholders are urged to obtain current market quotations for our common stock.

Termination of the Merger Agreement could negatively impact Kaival.

If the Business Combination is not completed for any reason, including as a result of Kaival stockholders declining to adopt the Merger Agreement or declining to approve the proposals required to effect the Business Combination, the ongoing business of Kaival may be adversely impacted and, without realizing any of the anticipated benefits of completing the Business Combination, Kaival would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price (including to the extent that the current market price reflects a market assumption that the Business Combination will be completed);
●	we will have incurred substantial expenses and will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed; and
●	since the Merger Agreement restricts the conduct of our business prior to completion of the Business Combination, we may not have been able to take certain actions during the pendency of the Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

Risks Related to Our Business and Industry

If the claims against the Company and Bidi that have been filed with the International Trade Commission are successful, the Company and Bidi could be prohibited from importing and selling the Bidi Stick in to the United States.

On June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. On July 17, 2024, the Company was dismissed from the ITC proceeding and is no longer a defendant in the ITC proceeding. No damages are recoverable in the proceedings before the ITC. On November 1, 2024, Bidi stipulated to a consent order prohibiting Bidi from selling for import, importing, or selling after importation the Bidi Stick.  The ITC entered the consent order on December 6, 2024.

Our Business may permanently suffer as a result of the ITC Complaint

As a result of the ITC Complaint, Bidi no longer imports the Bidi Stick and we do not expect that we will have access to the Bidi Stick in the foreseeable future. Since we have been unable to sell the Bidi Stick our revenues have declined. We may not ever be able to increase our revenues to the levels they were at when we were able to sell Bidi Sticks, as a result our business may not financially recover in the near term.

We have a present need for additional funding, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate aspects of our business or cause our business to fail.

As of October 31, 2024, we had cash and cash equivalents of approximately $3.9 million. We believe that based on our current operating plan, our existing cash and cash equivalents will only be sufficient to enable us to fund our operations and other obligations for a very limited period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

However, there is a risk that Bidi’s PMTA for non-tobacco flavored BIDI® Sticks will be denied, which would have a significant adverse effect on our business and could lead to our bankruptcy or the failure of our business entirely.

Separately, on or about May 13, 2022, FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted a timely response in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief filed on April 15, 2024. FDA filed its response brief on June 7, 2024, and Bidi filed its reply brief on July 29, 2024. The 11th Circuit has indicated that the oral argument will be held in April 2025. The Company cannot provide any assurances as to the timing or outcome. Unless the MDO is ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product the continued marketing and distribution of which is prohibited.

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

Illicit trade and tobacco trafficking in the form of counterfeit products, smuggled genuine products, and locally manufactured products on which applicable taxes or regulatory requirements are evaded, represent a significant and growing threat to the legitimate tobacco industry and significant, and unfair, competition that we are faced with. Moreover, factors such as increasing tax regimes, regulatory restrictions, and compliance requirements are encouraging more consumers to switch to illegal, cheaper tobacco-related products, and providing greater rewards for smugglers. All of these factors based on illicit trade have had and may continue to have an adverse effect on our overall sales volume, may restrict the ability to increase selling prices, damage our brand equity, and may lead to commoditization of our products. If we are unable to manage the risks posed by illicit competition, our results of operation and overall business may suffer.

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

For example, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny a PMTA for flavored ENDS. To date, at least nine states, including the District of Columbia, have banned the sale of flavored ENDS (e.g., California, Massachusetts, Illinois, New Jersey, New York, Rhode Island, and Utah), with several more considering similar bans (e.g., Maryland and Connecticut). As the September 9, 2021, PMTA review deadline has now passed, the FDA has implemented a de facto ban of non-tobacco flavored ENDS by denying over 99% of pending applications, while issuing marketing authorizations for only two non-tobacco flavored (menthol) ENDS.

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

In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. To date, at least nine states, including the District of Columbia, have banned the sale of flavored ENDS (e.g., California, Massachusetts, Illinois, New Jersey, New York, Rhode Island, and Utah), with several more considering similar bans (e.g., Maryland and Connecticut)

Our supply to our wholesalers and retailers is dependent on the demands of their customers who are sensitive to increased sales taxes and economic conditions affecting their disposable income.

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

Federal and state laws require us to safeguard our wholesalers’, retailers’, and consumers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ financial information, our security and testing measures may not prevent security breaches. We cannot guarantee that a future breach will not result in material liability or otherwise harm to our business. In the event of any such breach, we may be required to notify governmental authorities or consumers under breach disclosure laws, indemnify consumers, or other third parties for losses resulting from the breach, and expend resources investigating and remediating any vulnerabilities that contributed to the occurrence of the breach. We rely on third-party technology to safeguard the security of sensitive information in our possession. Advances in computer capabilities, new discoveries in the field of cryptography and quantum computing, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security, even a security breach that does not result in a material liability could harm our reputation and, therefore, our business and financial condition. In addition, a party who can circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. Any insurance coverage that we obtain to cover such risks may be insufficient to cover all claims or losses. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may fail to manage our growth.

In our early years we had opportunities to grow significantly in a short amount of time and we intended to continue that growth in the future. However, our future growth has been placed on hold with additional constraints and demand for our resources, and we cannot be sure we will be able to manage an acceptable growth effectively as we did in our early years. If we are unable to manage our growth while expanding the distribution of our products and increasing profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, financial position, results of operations and cash flows could be adversely affected. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate and manage the required personnel. Our failure to manage growth effectively could also limit our ability to achieve our goals as they relate to streamlined sales, marketing and distribution operations and the ability to achieve certain financial metrics.

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

Our success depends upon the continued contributions of our senior executive management, especially our Interim Chief Executive Officer, Mark Thoenes, our Interim Chief Financial Officer, Eric Morris If one or more of our executive officers are unable or unwilling to continue in their current positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers join a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations.

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

Future sales of shares of our Common Stock by our controlling shareholders or by our officers and directors may negatively impact the market price for our Common Stock.

Subject to compliance with applicable securities laws, our controlling   shareholders Kaival Holdings and Bidi Vapor as well as our directors and officers and their affiliates may sell some or all of their shares of our Common Stock in the future. No prediction can be made as to the effect, if any, such future sales of shares of our Common Stock may have on the market price of the shares of our Common Stock prevailing from time to time. However, the future sale of a substantial number of shares of our Common Stock by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our shares of our Common Stock.

The concentration of ownership by Kaival Holdings and Bidi Vapor and our officers and directors may result in conflicts of interest and may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of as of the date of this Report, Kaival Holdings and Bidi Vapor, our affiliated majority stockholder, together with our officers and directors, beneficially own a combined total of approximately 51.6%   percent of our outstanding Common Stock, including shares of our Common Stock subject to stock options that are currently exercisable or are exercisable and that vest within 60 days as of the date of this prospects. If our controlling stockholders, together with these officers and directors act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations, or other significant transactions. For example, Kaival Holdings, together with our officers and directors, could cause us to enter into transactions or agreements that we would not otherwise consider or might not be in the best interests of our minority stockholders. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of our Common Stock. The concentration of ownership also may contribute to the low trading volume and volatility of our Common Stock. Moreover, any such conflicts of interest may not be easy to resolve and could impair our ability to operate our business.

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

Our management has identified, and we have disclosed, certain material weaknesses in our system of internal controls over financial reporting as of our fiscal year ended October 31, 2024. Specifically, our management has found that our internal control system over financial reporting was ineffective as of October 31, 2024, based on a determination that there was a lack of sufficient resources to provide adequate segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2024, our Interim Chief Executive Officer and our Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal controls identified above.

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

Item 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our company recognizes the critical importance of cybersecurity in our digital operations and has established a risk management program to address both internal and external cybersecurity threats. We acknowledge the challenges posed by the evolving nature of cyber threats and the limitations in fully mitigating these risks. We have not observed any significant impacts from known cybersecurity threats or previous incidents on our operational, strategic, or financial aspects. Nevertheless, given the unpredictable nature of cyber threats, we cannot assure complete immunity against potential future impacts.

The likelihood of cybersecurity incidents is influenced by frequency risk factors. External factors include market trends in cybercrime, technological advancements in hacking methods, and geopolitical developments. Internal factors are shaped by our policies, the effectiveness of employee training, and robustness of system updates and maintenance procedures. External cybersecurity incidents events may include and are not limited to service disruptions due to email borne threat activities, ransomware, or denial of service attacks against us or our suppliers, while internal events may comprise of internal threats, subcontractors, or governance failures among other events.

Cybersecurity incident response plans are regularly updated to include structured processes encompassing identification, containment, eradication, recovery, and post-incident review. Continuous monitoring of systems and networks allows for the detection and response to potential cybersecurity threats. Response capabilities are regularly reviewed to align with the evolving cyber threat landscape and processes are fully integrated into our broader risk management system.

Criteria used to determine the materiality of an incident includes, but is not limited to, evaluating the scope, nature, type, systems, data, operational impact, and pervasiveness of the incident. This approach involves continuous oversight and improvement based on evolving cyber threats. Materiality also considers both quantitative and qualitative factors in determining impact.

Third-party engagement processes include risk evaluation across various domains such as cybersecurity, data privacy, supply chain, and regulatory compliance. We are committed to transparently disclosing material and unauthorized cybersecurity incidents involving third-party service providers, considering factors like operational technology system damages, information breaches, and interconnected attacks exploiting vulnerabilities.

Cybersecurity Governance

Our Board of Directors plays a pivotal role in overseeing the organization's preparedness for cyber threats. This involves a comprehensive understanding of our risk profile and ensuring appropriate cybersecurity controls are in place.

Item 2. Properties.

On June 10, 2022, we entered into a Lease Agreement (the “2022 Lease”) with Just Pick, LLC (a related party) for approximately 21,332 rentable square feet combined in the office building and warehouse located at 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949 (the “Premises”), together with all improvements thereon. Just Pick, LLC is considered a related party as it is owned and controlled by KDMM Trust I, which is also the sole voting member of Kaival Holdings. Kaival Holdings is the largest shareholder of Kaival. We believe our office space is sufficient to meet our current needs. We must pay the Just Pick lease base rent equal to $17,777 per month during the first year of the lease term. Thereafter, the monthly base rent will be increased annually with a monthly base rent of $18,666 in the second year, $19,554 in the third year, $20,443 in the fourth year, $22,221 in the fifth year, $23,999 in the sixth year, and one twelfth (1/12th) of the market annual rent for the seventh through eleventh years, if appliable. In addition to the base rent, we must pay Just Pick one hundred percent (100%) of operating expenses, insurance costs, and taxes for each calendar year during the lease term.

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

While we are not a party to the legal or regulatory proceedings involving Bidi described in Item 1 – Business – FDA PMTA and MDO Determinations, Related Court Actions and the Impact on Our Business, the outcome of those or related proceedings could have a material adverse impact on our ability to operate our business given our reliance on Bidi.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 20, 2021, our Common Stock began trading on the Nasdaq Capital Market under the trading symbol “KAVL.” On February 6, 2025, the last reported sales price of our Common Stock was $1.35.

Holders

As of February 6, 2025, we had approximately 287 record holders of our Common Stock.

Dividends

We do not currently pay dividends on our shares of Common Stock and have no intention of paying dividends on shares of our Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock

Our authorized Common Stock consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 8,517,302 shares of Common Stock issued and outstanding as of October 31, 2024 as compared to 2,793,386 shares of the Common Stock issued and outstanding as of October 31, 2023.

During the year ended October 31, 2024, the Company issued 1,400,144 shares of Common stock to Bidi Vapor LLC pursuant to a debt exchange agreement dated October 25, 2024. Pursuant to such issuance, Bidi Vapor LLC and the Company agreed that the outstanding account payable of $1,275,000 would be repaid in full and extinguished.

During the year ended October 31, 2024, the Company issued 1,746,500 shares of common stock in connection with the June 2024 Public Offering.

During the year ended October 31, 2024, the Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants.

During the year ended October 31, 2024, the Company issued 52,949 shares of common stock for rounding of shares related to the Reverse Split.

During the year ended October 31, 2024, the Company issued 16,667 shares of common stock to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer. The fair value was $62,000 based on the closing price of the common stock on the termination date and recorded as stock-based compensation.

During the year ended October 31, 2024, the Company issued 333,200 shares of common stock from exercises of warrants.

During the year ended October 31, 2023, we issued 95,239 shares of Common Stock as consideration for the acquisition of intellectual property assets from GoFire. We also issued 4,381 shares of Common Stock as compensation for advisory services rendered in connection with the GoFire APA. We also issued 19,048 shares of Common Stock as part of a loan transaction with AJB investments.

Series B Convertible Preferred Stock

We issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of intellectual property assets from GoFire in May 2023. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to our board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at our option at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of our company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from May 30, 2023 and payable on the eighteen-month anniversary of May 30, 2023. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18 month, 24 month, 36, month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 number of shares of Series B Preferred Stock on each of the these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid Accrued dividends of $405,000 to Series B convertible preferred shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2024, included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

We are engaged in the sale, marketing and distribution of electronic nicotine delivery system (“ENDS”) products, also known as “e-cigarettes”, in a variety of favors. Until October of 2024, our primary source of revenue has been the Bidi Stick as we sold our inventory on hand. However, on June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC.  Since the initiation of the ITC Complaint, we have not imported any Bidi Sticks and currently do not generate any revenue from the sale of Bidi Sticks.     Our current primary   source of revenue is through an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”). See “Item 1 Business--Philip Morris Deed of Licensing Agreement”

We have also entered into a Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”) and Delta Corp Cayman Limited (the “Sellers”). If the Merger Agreement is consummated, Pubco will become our parent and all new officers and directors will be appointed by Pubco, except that pursuant to the Merger Agreement we have the right to appoint one director to the Pubco board of directors and we have agreed to appoint any family member of Ankitaben Patel (the widow of our former CEO, Nirajkumar Patel) and/or Nirajkumar Patel who is qualified and identified by Bidi for this role prior to the closing of the Merger Agreement. While we expect the transactions contemplated by the Merger Agreement to close (the “Closing”) in March or April of this year, no assurances can be made that such transactions will close by then or ever. The transactions contemplated by the Merger Agreement are described in further detail below under “Item 1 Business--The Merger and Share Exchange Agreement.”

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding the results of our operations.

On June 11, 2024, the RJ Reynolds Entities filed the ITC Complaint. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. If the Company or Bidi is prohibited from importing the Bidi Stick, then our business, operations, financial results, and reputation would be significantly adversely impacted. Bidi disputes the patent infringement claims set forth in the ITC Complaint by the RJ Reynolds Entities and plans to vigorously defend the ITC Investigation. A Commission determination regarding temporary relief is expected in October or December 2024. A final Commission determination on permanent relief is not expected until late 2025 or early 2026. The asserted patent expires in October 2026 as would any exclusion order that the ITC enters as a result of the ITC Complaint.

As a result of the ITC Complaint and other factors we do not expect any significant revenue from the sale of Bidi Sticks in the foreseeable future. Our primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

In addition to the de facto FDA flavor ban that has resulted from the denial of nearly all PMTAs for flavored ENDS, ENDS products that are non-tobacco flavored continue to face the threat of prohibition at the local level, as many state and local authorities and attorneys general push for bans or request the FDA to deny PMTAs for flavored ENDS. In addition, a number of states and localities have banned the sale of non-tobacco flavored tobacco products. Recently, for example, California passed Proposition 31, which prohibits the sale of non-tobacco flavored tobacco products, including e-cigarettes, in retail locations. Thus, the non-tobacco flavored BIDI® Sticks are not permitted to be sold in California retail locations. We anticipate more states and localities will take this approach. Several other states and localities have banned flavored ENDS, including Washington, D.C., New York (and New York City), New Jersey, Rhode Island, Illinois (and Chicago), Utah and Massachusetts, with several more considering similar bans (e.g., Maryland and Connecticut).

Ability to Meet Demand for our Products

We believe that the matters described under “FDA PMTA Determinations, 11th Circuit Decision and Impact on Our Business” could have decreased demand for our Products and would likely have negative opportunities to distribution channels for us through which we could sell our Products. However, an unlikely increase in demand for the Products would require us to raise cash and/or obtain financing in order to purchase Products from Bidi for resale in the marketplace. As a result, we are faced with the risk that such cash or financing will not be available in sufficient amounts or on terms acceptable to us (or at all) to meet the market demand for the Products. Our inability to fulfill this demand will damage our reputation and could materially impact our ability to increase sales of the Products which, in turn, would adversely impact our results of operations.

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

As shown in the accompanying consolidated financial statements,   we have incurred recurring losses and negative cash flows from operations. We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan. In addition, our ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

Our management plans to continue developing strategies on similar or expanded operations of our business to help our ability to determine where our business will be viable going forward. Until such time, if ever, we can generate substantial product revenues, management plans to finance our cash needs through public or private equity offerings or debt financing.

However, there is no assurance that we will be able to raise additional capital, generate revenues or achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks we face. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Liquidity and Capital Resources

We believe we will not generate sufficient revenue to support our operations for at least twelve months. As of October 31, 2024, we had working capital of approximately $3.0 million and total cash of approximately $3.9 million. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, and increased costs.   Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to generate   sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have, or have access to, the financial resources to weather the impacts of the FDA’s PMTA process and Bidi’s receipt of MDOs from the FDA in 2021 and 2024, which are subject to additional FDA action and ongoing court proceedings, respectively. However, we will require further financing for the next twelve months, given our operating results.

Cash Flows:

Net cash flows used in operations was approximately $0.7 million for fiscal year ended 2024, compared to cash flow used in operations of approximately $3.0 million for fiscal year ended 2023. The decrease in cash flows used in operations for the fiscal year ended 2024 compared to the fiscal year ended 2023 was primarily due to changes in Other receivable – related party, Accounts receivable, Income tax receivable, and Accounts payable – related party (such related party being our affiliate, Bidi, as described further below under Results of Operations).

Net cash flows used in investing activities was zero for the fiscal year ended 2024, compared to approximately $0.3 million cash flow used in investing activities for the fiscal year ended 2023. The cash used in investing activities for the fiscal year ended 2023 consisted of cash used for the purchase of warehouse equipment and used for the transaction acquisition costs associated with the purchase of the GoFire, intellectual property.

Net cash flows provided by financing activities was approximately $4.1 million for the fiscal year ended 2024, compared to approximately $0.1 million provided by financing activities for the fiscal year ended 2023. The cash provided by financing activities for the fiscal year ended 2024 consisted primarily from the issuance of common shares, warrants, pre-funded warrants, and proceeds from short-term financing.

Results of Operations

Fiscal year ended October 31, 2024, compared to fiscal year ended October 31, 2023

Revenues:

Revenues for fiscal year ended 2024 were approximately $6.9 million, compared to approximately $13.1 million in fiscal year ended 2023. Revenues decreased in fiscal year ended 2024, primarily due to sales pressure related to the MDO received in January 2024, which resulted in the decrease   in the number of sticks sold to customers.

Cost of Revenue, Net and Gross Profit (Loss):

Gross profit in fiscal year ended 2024 was approximately $2.6 million, compared to approximately $2.6 million for fiscal year ended 2023. Total cost of revenue was approximately $4.3 million for fiscal year ended 2024, compared to approximately $10.5 million for fiscal year ended 2023. The slight increase in gross profit volume is primarily driven by the decrease in cost of revenue.

Operating Expenses:

Total operating expenses were approximately $8.3 million for fiscal year ended 2024, compared to approximately $13.2 million for fiscal year ended 2023. For the fiscal year ended 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.7 million, stock option compensation expense of approximately $0.1 million, professional fees of approximately $2.9 million, salaries and wages of $1.8 million, and all other general and administrative expenses of approximately $2.8 million.   In fiscal year ended 2023, operating expenses consisted primarily of advertising and promotion fees of approximately $2.5 million, stock option compensation expense of approximately $3.2 million, professional fees of approximately $2.7 million, salaries and wages of $2.0 million, and all other general and administrative expenses of approximately $2.8 million.

Income Taxes:

We have Federal net operating loss (“NOL”) carryforwards of approximately $29.8 million and state NOL carryforwards of approximately $0.4 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. Our federal and state tax returns for the 2022 and 2023 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Management determined that a valuation allowance of approximately $8.7 million for the year ended on October 31, 2024, was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Please refer to Note 10, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Loss:

Net loss for fiscal year ended 2024 was approximately $(6.7) million, or $(1.62) basic and diluted net loss per share, compared to a net loss of approximately $(11.1) million, or $(4.13) basic and diluted net loss per share, for fiscal year 2023. The decrease in net loss for the fiscal year 2024, as compared to net loss in fiscal year 2023, is attributable to the revenues and expenses factors noted above. Weighted-average Common Stock outstanding were 4,313,900 on October 31, 2024, as compared to 2,721,080 on October 31, 2023. The increase in the weighted-average shares in fiscal year 2024 was primarily attributable to the issuance of 5,723,916 shares of Common Stock.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of purchases of inventories, accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2024, 100% of the inventories of products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party, in the amount of $0.3 million, as compared to $12.8 million for the year ended October 31, 2023.

As of October 31, 2024, we had no related party receivable balance. As of October 31, 2024, there was $131,683 of related party accounts payable. On October 31, 2023, a credit of $3.0 million was applied from the related-party receivable balance to the related party accounts payable balance. After this was applied, we had no related party receivable balance as of October 31, 2023. As of October 31, 2023, the related party accounts payable balance related to purchases of inventories was $1.5 million.

Concentration of Revenues and Accounts Receivable:

For the fiscal year 2024, (i) approximately 21% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation in the amount of approximately $1.2 million, (ii) approximately 12% from GPM Investments in the amount of $0.7 million, and (iii) approximately 11% from FAVS Business, LLC in the amount of $0.7 million. For the fiscal year 2023, (i) approximately 16% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC in the amount of approximately $2.0 million, (ii) approximately 15% from H.T. Hackney Co in the amount of $1.8 million, (iii) approximately 15% from FAVS Business, LLC in the amount of $1.8 million, (iv) approximately 14% from C Store Master in the amount of $1.8 million, and (v) approximately 12% from QuikTrip Corporation in the amount of $1.5 million.

QuikTrip Corporation with an outstanding balance of approximately $205 accounted for 100% of the total accounts receivable from customers, as of October 31, 2024.   FAVS Business LLC with an outstanding balance of approximately $302,000, C Store Master with an outstanding balance of approximately $301,000, and QuikTrip Corporation with an outstanding balance of approximately $165,000 accounted for approximately 35%, 35%, and 19% of the total accounts receivable from customers, respectively, as of October 31, 2023.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents on October 31, 2024, or October 31, 2023. Cash as of October 31, 2024, and October 31, 2023, was $3.9 million and $0.5 million, respectively.

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

However, we consider Revenue Recognition the most critical accounting policy for the Company that could create a material misevaluation of Product Revenue if not adhered to and implemented successfully. Under ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), we recognize revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that we expect to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer.

Revenue Recognition Policy

Products Revenue

We generate product revenue from the sale of our products to non-retail customers. We recognize revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer. However, when we enter a consignment agreement with a new customer, once we ship and deliver the requested amount of the products the customer ordered to its distribution center for its retail sales location, we retain ownership of the delivered products until they are delivered to their retail stores. When the products are sold in the stores and the funds, as stated in the consignment agreement, are remitted to us, then we record the revenues in our financial records. We determined that a customer obtains control of the product upon shipment when title of such product and risk of loss transfer to the customer. Our shipping and handling costs are fulfillment costs, and such amounts are classified as part of cost of sales. The advance payment is not considered a significant financing component because the period between when we transfer a promised good to a customer and when the customer pays for that good is short. We offer credit sales arrangements to non-retail (or wholesale) customers and monitor the collectability of each credit sale routinely.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaival Brands Innovations Group, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

February 7, 2025

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

	October 31, 2024	October 31, 2023
ASSETS
CURRENT ASSETS
Cash	$3,902,300	$533,659
Accounts receivable, net	263,571	1,869,276
Inventories, net	—	4,071,824
Prepaid expenses	344,312	430,668
Total current assets	4,510,183	6,905,427
Fixed assets, net	2,146	2,842
Intangible assets, net	10,681,911	11,468,309
Right of use asset - operating lease	810,036	1,008,428
TOTAL ASSETS	$16,004,276	$19,385,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,496	$374,332
Accounts payable - related party	131,683	2,474,817
Loans payable, net	207,616	799,471
Accrued expenses	925,601	736,194
Customer refund due	—	392,406
Operating lease obligation - short term	203,937	184,568
Total current liabilities	1,526,333	4,961,788

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	662,271	866,207

TOTAL LIABILITIES	2,188,604	5,827,995

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of October 31, 2024 and October 31, 2023)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of October 31, 2024 and October 31, 2023)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 8,517,302 and 2,793,386 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively)	8,517	2,793

Additional paid-in capital	51,269,485	44,317,266

Accumulated deficit	(37,463,230)	(30,763,948)
TOTAL STOCKHOLDERS’ EQUITY	13,815,672	13,557,011
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,004,276	$19,385,006

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2024	2023
Revenues
Revenues, net	$5,882,597	$12,395,134
Revenues - related party	5,950	10,828
Royalty revenue	1,040,759	780,929
Excise tax on products	(42,641)	(99,873)
Total revenues, net	6,886,665	13,087,018

Cost of revenues
Cost of revenue - related party	4,281,171	10,512,423
Total cost of revenue	4,281,171	10,512,423

Gross profit	2,605,494	2,574,595

Operating expenses
Advertising and promotion	686,292	2,450,721
General and administrative expenses	7,628,050	10,787,775
Total operating expenses	8,314,342	13,238,496

Other expense
Loss on extinguishment of debt	(98,432)	—
Loss on settlement of payables	(142,786)	—
Interest expense, net	(729,558)	(466,523)
Total other expense	(970,776)	(466,523)

Loss before income taxes provision	(6,679,624)	(11,130,424)

Provision for income taxes	19,658	2,348

Net loss	$(6,699,282)	$(11,132,772)
Preferred stock dividend	(270,000)	(112,500)
Net loss attributable to common shareholders	$(6,969,282)	$(11,245,272)

Net loss per common share - basic and diluted	$(1.62)	$(4.13)

Weighted average number of common shares outstanding - basic and diluted	4,313,900	2,721,080

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended October 31, 2024, and 2023

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2022	—	$—	2,674,718	$2,675	$29,429,281	$(19,631,176)	$9,800,780

Common shares issued for purchase of intangible assets	—	—	95,239	95	1,119,705	—	1,119,800
Preferred series B shares issued for purchase of intangible assets	900,000	900	—	—	9,047,080	—	9,047,980
Stock warrants issued for purchase of intangible assets	—	—	—	—	1,264,396	—	1,264,396
Common shares issued for services	—	—	4,381	4	51,506	—	51,510
Common shares issued for loan	—	—	19,048	19	130,459		130,478
Stock option expense, net of forfeitures	—	—	—	—	3,168,430	—	3,168,430
Stock warrant expense	—	—	—	—	218,909	—	218,909
Preferred stock dividend	—	—	—	—	(112,500)		(112,500)
Net loss	—	—	—	—	—	(11,132,772)	(11,132,772)
Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011

Rounding shares issued for reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Issuance of common shares, warrants, and pre-funded warrants, net of issuance costs	—	—	1,746,500	1,747	5,250,980	—	5,252,727
Exercises of pre-funded warrants	—	—	2,174,456	2,174	(724)	—	1,450
Exercises of warrants	—	—	333,200	333	385,413	—	385,746
Common shares issued to settle related party accounts payable	—	—	1,400,144	1,400	1,416,386	—	1,417,786
Preferred stock dividend	—	—	—	—	(270,000)	—	(270,000)
Stock option expense, net of forfeitures	—	—	—	—	108,234	—	108,234
Net loss	—	—	—	—	—	(6,699,282)	(6,699,282)
Balances, October 31, 2024	900,000	$900	8,517,302	$8,517	$51,269,485	$(37,463,230)	$13,815,672

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2024	October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,699,282)	$(11,132,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	62,000	—
Stock options expense	108,234	3,168,430
Stock warrant expense	—	218,909
Depreciation and amortization	787,094	328,304
Amortization of debt discount	214,095	463,160
Loss on extinguishment of debt	98,432	—
Bad debt expense	27,995	47,727
ROU operating lease expense	198,392	190,541
Inventory reserve	—	381,512
Write-off of inventory	61,927	105,057
Loss on settlement of payables	142,786	—

Changes in current assets and liabilities:
Accounts receivable	1,577,710	(1,342,397)
Other receivable - related party	—	3,704,132
Prepaid expenses	561,837	325,739
Inventory	4,009,897	(3,318,668)
Income tax receivable	—	1,607,302
Accounts payable	(316,836)	334,309
Accounts payable - related party	(1,068,134)	2,474,817
Accrued expenses	138,194	(475,463)
Deferred revenue	—	(235,274)
Customer deposits	—	(44,973)
Customer refunds due	(392,406)	392,406
Operating lease obligations	(184,567)	(166,052)
Net cash used in operating activities	(672,632)	(2,973,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	—	(3,480)
Transaction acquisition costs	—	(312,289)
Net cash used in investing activities	—	(315,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	1,106,731	1,272,980
Payments on loans payable	(2,486,594)	(1,136,191)
Payments on loans payable - related party	(218,787)
Proceeds from the issuance of common stock, warrants, and pre-funded warrants	5,997,720	—
Payments for issuance costs	(744,993)	—
Proceeds from exercises of pre-funded warrants	1,450	—
Proceeds from exercises of warrants	385,746	—
Net cash provided by financing activities	4,041,273	136,789

Net change in cash	3,368,641	(3,152,234)
Beginning cash balance	533,659	3,685,893
Ending cash balance	$3,902,300	$533,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$562,402	$3,363
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS
Preferred stock dividend	$270,000	$112,500
Cashless exercise of pre-funded warrants	$724	$—
Insurance financed by third party	$475,481	$330,000
Franchise fees paid by related party	$218,787	$—
Common shares issued to settle related party accounts payable	$1,417,786
Common shares issued for acquisition of intangible assets	$—	$1,119,800
Common shares issued for services-transaction cost	$—	$51,510
Series B preferred stock shares issued for acquisition of intangible assets	$—	$9,047,980
Stock warrants issued for acquisition of intangible assets	$—	$1,264,396
Common stock issued for note payable financing	$—	$130,478

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

Description of Business

On March 9, 2020, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) of certain electronic nicotine delivery systems (“ENDS”) and related components (the “Products”) with Bidi Vapor, LLC, a Florida limited liability company (“Bidi”). The Distribution Agreement was amended and restated on May 21, 2020, again on April 20, 2021, again on June 10, 2022, and again on November 17, 2022 (collectively the “A&R Distribution Agreement”), in order to clarify some of the provisions and memorialize the Company’s current business relationship with Bidi. Pursuant to the A&R Distribution Agreement, Bidi granted the Company an exclusive worldwide right to distribute the Products for sale and resale to non-retail level customers. Currently, the Products consist primarily of the “Bidi Stick.”

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

Product Offerings

Pursuant to the A&R Distribution Agreement, the Company sells and resells electronic nicotine delivery systems, which it may refer to herein as “ENDS Products”, or “e-cigarettes”, to non-retail level customers. The sole Product the Company resells is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The Company does not manufacture any of the Products it resells. The BIDI® Stick is manufactured by Bidi, who uses a contract manufacturer in China. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides the Company with all branding, logos, and marketing materials to be utilized by the Company in connection with its marketing and promotion of the Products.

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

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022, decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. On July 29, 2024, Bidi received a Recission of Marketing Denial letter from FDA formally rescinding the MDO for the non-tobacco flavored BIDI® Stick PMTAs and putting those applications back into the review process. The Company is able to market and sell the non-tobacco flavored BIDI® Sticks, subject to the FDA’s enforcement discretion, for the duration of the PMTA scientific review.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. The case is now proceeding on the merits, with Bidi’s opening merits brief filed on April 15, 2024. FDA filed its response brief on June 7, 2024, and Bidi filed its reply brief on July 29, 2024. The 11th Circuit has indicated that the oral argument will be held in April 2025. The Company cannot provide any assurance as to the timing or outcome. Unless the MDO is ultimately remanded by the 11th Circuit, the Classic BIDI® Stick is considered an adulterated tobacco product, the continued marketing and distribution of which is prohibited.

Risks and Uncertainties

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on each of Bidi’s PMTA’s, the Company views the risk of FDA enforcement against Bidi as low and is no longer marketing the Classic BIDI® Stick per the MDO. The Company anticipates FDA will move forward with a review of Bidi’s PMTA on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

Merger and Share Exchange Agreement

On September 23, 2024, we agreed with Delta Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”) to effect a business combination between us and Delta by entering into a Merger and Share Exchange Agreement (the “Merger Agreement”) among us, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”), and the shareholders of Delta. Pursuant to the Merger Agreement,   we will effect a merger and share exchange involving the following transactions:

(a)	Pubco shall acquire all of the issued and outstanding shares of Delta from each holder of Delta shares in exchange for the issuance by Pubco of ordinary shares in the capital of Pubco (the “Share Exchange”); and
(b)	immediately following to the completion of the Share Exchange, Merger Sub shall merge with and into us (the “Merger”), with us continuing as the surviving entity in the Merger.;

Upon consummation of the transactions contemplated by the Merger Agreement, including the Share Exchange and the Merger, each of us and Delta will become wholly owned subsidiaries of Pubco.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of October 31, 2024, and October 31, 2023.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $3,652,300 and $252,586 as of October 31, 2024, and October 31, 2023, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of October 31, 2024 and October 31, 2023.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which Bidi is currently appealing before the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $46,775 and $113,243 as of October 31, 2024, and October 31, 2023, respectively, which is included in accrued expenses in the consolidated balance sheets.

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

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. During fiscal year 2024 and 2023, the Company recognized inventory write offs of $61,927 and $105,057, respectively, related to short-coded Bidi sticks that were no longer saleable.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which Bidi is currently appealing before the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $313,654 and $381,512 as of October 31, 2024, and October 31, 2023, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which include definite-lived intangibles, long-lived fixed assets and lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the long-lived asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-lived asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining useful life. An impairment analysis is subjective and assumptions regarding future growth rates and operating expense levels can have a significant impact on the expected future cash flows and impairment analysis.

No impairment of long-lived assets was identified for the years ended October 31, 2024 and 2023, respectively.

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

Deferred Revenue

The Company accepts partial payments for orders from wholesale customers, which it holds as deposits or deferred revenue, until the Company has received full payment and orders are shipped to the customer. Revenue for these orders is recognized at the time of shipment to the customer. As of October 31, 2024, and October 31, 2023, the Company has no amounts in deposits from customers.

Customer Refunds

In the normal course of business, the Company issues credits for product returns and certain customer incentives related to rebates, discounts and promotions. When such credits exceed amounts receivable from customers, the Company recognizes such excess amounts as customer refunds which will be applied against future product purchases. As of October 31, 2024, and October 31, 2023, the Company had zero and $392,406 refunds due to various customers, respectively.

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

6. Net Reconciliation Payment to KBI. As a result of the changes to the PMI License Agreement described in paragraphs 1 through 3 above, the value of such changes was calculated and reconciled as of the date of commencement of the PMI Licensing Agreement through June 30, 2023. On September 8, 2023, the Company received the Net Reconciliation Payment from PMPSA of $134,981 pursuant to this provision.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2024, the Company paid license fees of approximately $220,000 to Bidi. As of October 31, 2024 and 2023, $131,683 and zero, respectively, of license fees are owed to Bidi.

As of October 31, 2024, amounts receivable from PMPSA in connection with the PMI license agreement pertaining to royalties totaled $263,367. As of October 31, 2023, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $1,002,196 of which $289,672 and $712,524 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

As of October 31, 2024, and 2023, there were 5,944,276 and 691,654, respectively, units of common stock equivalents that consists of options and warrants units, as well as 357,120 shares issuable upon preferred stock conversions, that were excluded from the current and prior period diluted loss per share calculation as their effect is anti-dilutive.

Concentration of Revenues and Accounts Receivable

For the year then ended October 31, 2024, (i) 21% or $1,236,491 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation, (ii) 12% or $678,562 was generated from GPM Investments, LLC, and (iii) 11% or $655,583 was generated from FAVS Business, LLC. On May 2, 2024, QuikTrip Corporation terminated its consignment arrangement with the Company.

For the year then ended October 31, 2023, (i) 16% or $1,986,970 of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from GPM Investments, LLC, (ii) 15% or $1,842,511 was generated from H.T. Hackney Co, (iii) 15% or $1,817,310 was generated from FAVS Business, LLC, (iv) 14% or $1,759,563 was generated from C Store Master, and (v) approximately 12% or $1,501,439 was generated from QuikTrip Corporation.

QuikTrip Corporation with an outstanding balance of $205 accounted for 100% of the total accounts receivable from customers as of October 31, 2024.

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

The fair value of each option granted during the years then ended October 31, 2024, and October 31, 2023, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	As of October	As of October
	31, 2024	31, 2023
Expected dividend yield	0%	0%
Expected option term (years)	5.5 – 7	6.25 – 10
Expected volatility	214.72 - 225.52%	270.98 – 286.91%
Risk-free interest rate	3.78 - 4.63%	3.47 - 4.34%

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

The Company has Federal net operating loss (“NOL”) carryforwards, consisting of total deferred tax assets, totaling approximately $29.8 million and state NOL carryforwards, consisting of total deferred tax liabilities, totaling approximately $0.3 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2021, 2022, and 2023 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $8,703,742 for the year ended on October 31, 2024, and a valuation allowance of $7,319,289 for the year ended on October 31, 2023 were necessary to reduce the total net deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740 for those fiscal years.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of October 31, 2024, and 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements – Not Yet Adopted

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

Note 3 – Going Concern

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with FASB, ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

The Company has incurred recurring losses and negative cash flows from operations for the years ended October 31, 2024 and 2023. The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringement claim filed by RJ Reynolds.

Our management plans to continue   developing strategies on similar or expanded operations of our business to help our ability to determine where our business will be viable going forward. Until such time, if ever, we can generate substantial product revenues, management plans to finance our cash needs through public or private equity offerings or debt financing.

However, there is no assurance that the Company will be able to raise additional capital, generate revenues or achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks faced by the Company.

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

Note 5 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire APA. The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $1,114,064 as of October 31, 2024, respectively and $11,795,975 and $327,666 as of October 31, 2023, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 13.7 years and 14.6 years as of October 31, 2024 and October 31, 2023, respectively.

The Company recognized an amortization expense of $786,398 and $327,666 for the years then ended October 31, 2024 and 2023, respectively. Amortization expense is included under general and administrative expenses in the consolidated statements of operations.

Future amortization expense of intangible assets is as follows:

Year ending October 31, 2025	$786,398
Year ending October 31, 2026	786,398
Year ending October 31, 2027	786,398
Year ending October 31, 2028	786,398
Year ending October 31, 2029	786,398
Thereafter	6,749,921
Total	$10,681,911

Note 6 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from IPFS Corporation to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of October 31, 2024, the outstanding balance of the Insurance loans amounted to $207,616.

On May 20, 2023, the Company obtained a nine-month loan from Westfield Bank to finance the annual D&O insurance. The principal amount was $342,001 and subject to an effective interest rate of 7.79%. As of October 31, 2024, and October 31, 2023, the remaining balance was zero and $152,000, respectively.

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

The following table shows the loan agreements as of October 31, 2024:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
November 29, 2023	$600,000	$864,000	$—	Weekly	30,857	$—
November 29, 2023	600,000	864,000	—	Weekly	30,857	—
	$1,200,000	$1,728,000	$—			$—

The following table shows the loan agreements as of October 31, 2023:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
May 9, 2023	$400,000	$580,000	$53,709	Weekly	20,714	$3,434
May 9, 2023	400,000	580,000	80,467	Weekly	20,714	5,247
	$800,000	$1,160,000	$134,176			$8,681

The Company has accounted for these agreements as loans under ASC 860 because while the Company provided rights to current and future receipts, the Company still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid.

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matures on February 8, 2024 (the “Maturity Date”) and bears interest at the rate of 10% per annum. Interest shall be payable on a monthly basis beginning on the date that is one month following the date of issuance of the Note. Provided no event of default (as defined in the Note) is in effect as of the Maturity Date, the Company may elect to extend the Maturity Date for a period of six (6) months. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs are amortized over the term of the note. Amortization expense amounted to $38,273 and $122,273    for the years ended October 31, 2024 and October 31, 2023, respectively.

Under the SPA, the Company has the right to repurchase half of the Commitment Fee Shares if the Note is repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt for the year then ended October 31, 2024. As of October 31, 2024 and October 31, 2023 the carrying value of the loan and unamortized debt discount and issuance costs were zero and zero and $513,295 and 136,705, respectively.

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

The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party that was owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company (see Note 9). Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Cash flow information related to leases was as follows:

	October 31, 2024	October 31, 2023
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(198,392)	$(190,541)

The following table provides the maturities of lease liabilities as of October 31, 2024:

Operating
Leases
Year ending October 31, 2025	$238,800
Year ending October 31, 2026	253,614
Year ending October 31, 2027	274,946
Year ending October 31, 2028	175,989
Total future undiscounted lease payments	$943,349
Less: Imputed interest	(77,141)
Present value of lease liabilities	$866,208

As of October 31, 2024, the Company had no additional leases which had not yet commenced.

Note 8 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). As of October 31, 2024, the Company had accrued a dividend of $382,500 payable to Series B shareholders.

Reverse Stock Split

On January 22, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a 1-for-21 reverse stock split (the “2024 Reverse Stock Split”) of the shares of the Common Stock. The 2024 Reverse Stock Split was effective on January 25, 2024, on the Nasdaq Stock Market. No fractional shares were issued in connection with the 2024 Reverse Stock Split. Any fractional shares of the Company’s Common Stock that would have otherwise resulted from the 2024 Reverse Stock Split were rounded up to the nearest whole number. In connection with the 2024 Reverse Stock Split, the Board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout these accompanying   consolidated financial statements   have been retroactively adjusted to reflect the 2024 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Common Stock was not affected by the 2024 Reverse Stock Split.

Common Stock

During the year ended October 31, 2024, the Company issued 1,746,500 shares of common stock in connection with the June 2024 Public Offering (see below).

During the year ended October 31, 2024, the Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants (see below).

During the year ended October 31, 2024, the Company issued 52,949 shares of common stock for rounding of shares related to the Reverse Split.

During the year ended October 31, 2024, the Company issued 16,667 shares of common stock to a FINRA member broker-dealer in connection with the termination of its relationship with such broker dealer. The fair value was $62,000 based on the closing price of the common stock on the termination date and recorded as stock-based compensation.

During the year ended October 31, 2024, the Company issued 333,200 shares of common stock from exercises of warrants for total consideration of $385,746.

During the year ended October 31, 2024, the Company issued 1,400,144 shares of common stock to settle the related party payable to Bidi of $1,275,000. The Company recognized a loss on the settlement of the payable of $142,786.

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

See further Common Warrants and Pre-Funded Warrants details below.

Stock Options

Summary of stock options information is as follows:

				Average
	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2022	152,489	$8,921,429	$21.63-602.28	$58.50
Granted	300,188	5,314,460	10.08-20.72	17.66
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(3,571)	(154,481)	43.26	43.26
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	$31.36
Granted	104,693	529,899	2.81-11.76	5.06
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(364,209)	(7,763,571)	2.81-545.58	15.75
Outstanding, October 31, 2024	189,590	$6,847,736	$3.64-602.28	36.12
Exercisable, October 31, 2024	170,280	$6,643,041	$3.64-602.28	$39.01

During the years ended October 31, 2024, and 2023, the Company recognized $108,234 and $3,168,430, respectively of stock option expense related to outstanding stock options. The weighted-average grant-date fair value of the options granted during the fiscal years ended October 31, 2024 and October 31, 2023 were $5.03 and $15.81, respectively.

The total fair value of stock options that vested during the fiscal years ended October 31, 2024 and October 31, 2023 were $830,907 and $1,885,367 respectively.

On October 31, 2024, the Company had $54,935 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 1.52 years. The weighted average remaining contractual life is approximately 3.53 years for stock options outstanding as of October 31, 2024. The aggregate intrinsic value of these outstanding options as of October 31, 2024 was zero.

Compensation expense related to performance-based options is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

Warrants

Warrant information as of the periods indicated is as follows:

		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2022	110,396	$4,401,801	$39.90	$39.90
Granted	132,152	9,544,205	12.39-126.00	72.22
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2023	242,548	$13,946,006	$12.39-126.00	$57.51
Granted	8,057,250	6,812,056	.001-1.16	0.85
Exercised	(2,508,200)	(387,921)	.001-1.16	0.15
Cancelled, forfeited, or expired	(36,912)	(544,025)	12.39-15.33	14.74
Outstanding, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 4.56 years for Common Stock warrants outstanding as of October 31, 2024. As of October 31, 2024, the intrinsic value of outstanding stock warrants was zero.

June 2024 Public Offering Warrants

The Company issued a common stock purchase warrant to purchase an aggregate of 5,882,250 shares of Common Stock in connection with the June 2024 Public Offering with an initial exercise price of $1.53 per share (equal to 100% of the public offering price of each unit sold in this offering). The warrant is exercisable immediately and will expire five years from the date of issuance. However, if, on the date that is 30 calendar days immediately following the Closing Date (the “Reset Date”), the Reset Price (as defined below) is less than the exercise price of the Common Warrants on the Reset Date, then the exercise price of the Common Warrants shall be decreased to the Reset Price. “Reset Price” means 100% of the arithmetic average of the daily VWAPs during the five trading days immediately preceding the Reset Date, provided, that in no event shall the Reset Price be less than $0.574 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions following the date of the securities purchase agreement). Immediately after the Reset Date, the Reset Exercise Price is $1.1577 per share. As of October 31, 2024, June 2024 Public Offering Warrants to purchase 5,549,050 shares of Common Stock remain outstanding.

GoFire Acquisition Warrants

The Company issued a common stock purchase warrant to purchase an aggregate of 95,240 shares of Common Stock as consideration for the acquisition of the GoFire Purchased Assets. The Warrant is exercisable for a period of four (4) years from the Closing Date. The exercise price for the Warrant Shares is $63.00, $84.00, $105.00 and $126.00 per share, respectively, for each of four tranches of 23,810 Warrant Shares. The exercise prices of the Warrant are subject to customary stock-based (but not price-based) adjustments upon the occurrence of stock splits and the like involving the Common Stock. The Warrant is exercisable on a cash basis only, except that the Warrant may be exercised on a “cashless basis” if at the time of exercise there is not an effective registration statement under the Securities Act of 1933, as amended covering the public resale of the Warrant Shares. As of October 31, 2024, GoFire Acquisition Warrants to purchase 95,240 shares of Common Stock remain outstanding.

September 2021 Public Offering Warrants

The Company issued a common stock purchase warrant to purchase a total of 193,036 shares of Common Stock in connection with the Company’s underwritten public offering in September 2021, at an exercise price of $39.90 per share. These warrants expire in 2026. As of October 31, 2024, September 2021 Public Offering Warrants to purchase 110,396 shares of Common Stock remain outstanding.

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

Immediately after the Closing Date, the Purchasers of the Pre-funded Units exercised all of the 2,175,000 Pre-funded Warrants and purchased shares of common stock. The Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants, consisting of 1,450,000 Pre-funded Warrants through cash exercise and 725,000 Pre-funded Warrants through cashless exercise. The Company received proceeds amounting to $1,450 from the cash exercise of the Pre-funded Warrants. As of October 31, 2024, there were no Pre-Funded Warrants outstanding.

Note 9 – Related-Party Transactions

 In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

On June 24, 2024, the Company obtained a short-term loan from Bidi, a related party company to finance the state and franchise tax fees. The principal amount was $218,787 and was not subject to interest. The entire principal balance of this loan shall be due and payable in full immediately upon receipt of funds by the Company pursuant to the June 2024 Public Offering noted above. This loan was fully paid on June 25, 2024, and as of October 31, 2024, had an outstanding balance of zero.

Revenue and Accounts Receivable

During the fiscal year ended October 31, 2024, the Company recognized revenue of $5,950 from one company owned by Nirajkumar Patel, the former Chief Executive Officer and former Director of the Company, and/or his wife.

During the fiscal year ended October 31, 2023, the Company recognized revenue of $10,828 from three companies owned by Nirajkumar Patel, the former Chief Executive Officer and a former Director of the Company, and/or his wife.

Purchases and Accounts Payable

During the fiscal year ended October 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, in the amount of $250,560, As of October 31, 2024, the Company had $0 in accounts payable to Bidi from inventory purchases.

During the fiscal year ended October 31, 2023, the Company purchased Products equal to $12,747,006 from Bidi, a related party company that is also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. As of October 31, 2023, the Company had an accounts payable balance of $1,521,491 to Bidi.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2024, the Company paid license fees of approximately $220,000 to Bidi. As of October 31, 2024, the Company has a payable to Bidi of $131,683 related to the PMI License Agreement of which $108,215 was paid in December 2024.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement with Just Pick, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $198,392 and $190,541 in operating lease expenses for the years ended October 31, 2024 and October 31, 2023, respectively.

Note 10 – Income Tax

The Company is subject to federal income taxes and state income tax in the U.S. Significant judgment is required in determining the provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21%, eliminated corporate Alternative Minimum Tax, modified rules for expensing capital investment, and limited the deduction of interest expense for certain companies. The Company fulfilled and shipped all the Products from Florida and, thus, it is subject to the state corporate income tax of Florida with a tax rate of 5.5%. There is no difference between the income tax computed at the combined federal and state statutory rate to the income tax effective rate.

Significant components of the tax expense recognized in the accompanying statements of operations for the years ended October 31, 2024, and October 31, 2023, are as follows:

	October 31,
	2024	2023
Current Tax Expense:
Federal	$—	$—
State	19,658	2,348
Total Current Tax Expense	19,658	2,348

Deferred Tax Expense:
Federal	—	—
State	—	—
Total Deferred Tax Expense	—	—

Tax provision:
Federal	—	—
State	19,658	2,348
Total	$19,658	$2,348

Total net deferred taxes are comprised of the following on October 31, 2024, and October 31, 2023:

	October 31,
	2024	2023
Deferred Tax Assets:
Stock Compensation Expense – NQSO	$1,871,908	$2,069,641
Other	837,264	499,203
Net Operating Loss Carryforwards	6,258,699	4,998,800
Total Deferred Tax Asset	8,967,871	7,567,644
Deferred Tax Liabilities:
Prepaid Expenses	(75,319)	(27,497)
Right of Use Asset	(188,810)	(220,859)
Total Deferred Tax Liabilities	(264,129)	(248,356)
Less: Valuation Allowance	(8,703,742)	(7,319,288)
Net Deferred Tax Asset	$—	$—

The Company has Federal NOL carryforwards of approximately $29.8 million and state NOL carryforwards of approximately $0.4 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2023 and 2022 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $8,703,742 for the year ended on October 31, 2024, it is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Note 11 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2024, and October 31, 2023, other than the below:

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

Note 12 – Subsequent Events

On January 2, 2025, the Company issued 3,025,000 fully vested shares of common stock to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan.

On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B Preferred shareholders.

On various dates from November 2024 through January 2025, the Company received reimbursements of non-recurring engineering costs from PMPSA totaling $932,937 which have been fully remitted to Bidi.

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

As of October 31, 2024, the end of the year covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective, taken as a whole, as of October 31, 2024, based on such criteria. Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes. However, management has been in the process of implementing new controls that should mitigate, if not fully eliminate certain identified risks in our control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

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

Name	Age	Position(s)	Dates in Position or Office

David Worner (1)	46	Director	March 19, 2023– Current

Mark Thoenes (2)	71	Director and Interim Chief Executive Officer	August 1, 2023– Current

Ketankumar Patel (3)	39	Director	April 24, 2024– Current

Ashesh Modi (4)	45	Director	April 24, 2024– Current

Eric Morris (5)	49	Interim Chief Financial Officer	March 7, 2024– Current

(1)	Mr. Worner serves as chair of the Audit Committee and a member of the Audit and Governance and Nominating Committee.
(2)	Mr. Thoenes was appointed to the Board effective August 1, 2023. From June 30, 2021 until August 1, 2023, he served as our Interim Chief Financial Officer.
(3)	Mr. Patel serves as Chair of the Compensation Committee and a member of the Governance and Nominating, and Audit Committees.
(4)	Mr. Modi serves as Chair of the Governance and Nominating Committees and a member of the Audit, and Compensation Committee.
(5)	Mr. Morris was appointed our Interim Chief Financial Officer of our company on March 7, 2024

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

Mark Thoenes, Director and Interim Chief Executive Officer. Mr. Mark Thoenes, has more than 35 years of diverse financial and operational leadership to our company. From June 30, 2021 to August 1, 2023, he served as our Interim Chief Financial Officer on a consulting basis. He has been a licensed Certified Public Accountant since 1984 and began his career with Ernst & Young Global Limited. From 2000 to 2010, Mr. Thoenes served as the Executive Vice President/Chief Financial Officer of Rentrak Corporation (“Rentrak”), a publicly traded company listed on Nasdaq and headquartered in Portland, Oregon. Founded in 1977, Rentrak went public in 1986, and remained a public company until it was acquired by comScore, Inc. in 2016, after Mr. Thoenes left Rentrak. For the past eleven years, Mr. Thoenes has been the President of MLT Consulting Services, LLC, a full-service business/financial consulting firm.

Ketankumar Patel, Director: In 2017, Mr. Patel founded liquor franchise company called In and Out Liquors. Through that business, he developed a thorough understanding of how to manage and sell high-value, age-restricted products. Mr. Patel is a graduate of APC College of Pharmacy, Chikhali, Maharastra, India. After obtaining his degree in 2005, Mr. Patel moved to the United States in 2006. We believe that Mr. Patel is qualified to serve on our board of directors due to his background in our industry and the business of age-restricted products.

Ashesh Modi, Director: Since 2017, Mr. Modi, has been a pharmacist at Publix. Since 2016, Mr. Modi has also held a realtor license and has managed multi-million-dollar deals, earning accolades such as being named a top 1% Realtor by Lokation Real Estate in 2022. He also served as President of the Indian Association of the Space Coast in Florida in 2017 -2018. After earning a Bachelor of Pharmacy degree from A R College of Pharmacy at Sardar Patel University in India, he came to USA in 2002 where he attended Master’s in Public Health from the University of Oklahoma. We believe that Mr. Modi is qualified to serve on our board of directors due to his background in our industry.

Eric Morris, Interim Chief Financial Officer. Mr. Morris has served as our Interim Chief Financial Officer since March 2024. Prior to this position he was our Controller from April 2023 to March 2024. He has been a licensed Certified Public Accountant since 2006. From Sept 2017 to April 2023, he worked as a fractional accounting consultant at a privately held company with a diverse group of clients. Prior to his time as a consultant, from December 2010 to August 2017, he was the Controller at a privately held Parking Meter Company. Mr. Morris received a bachelor’s degree in accounting from Linfield University in 2000. We believe that Mr. Morris is qualified to serve as our Interim Chief Financial Officer because of his prior and current management experience, as well as his business experience

Changes to Management and Board of Directors in the year ended October 31, 2024

On December 21, 2023, Eric Mosser, the Company’s then Chief Executive Officer and President of our company, provided written notice to our board of directors of his resignation as a member of the board, effective immediately. Mr. Mosser’s resignation is not due to any disagreements between him and our company or our board of directors.

In connection with his resignation, on December 21, 2023, we and Mr. Mosser entered into an amendment to Mr. Mosser’s employment agreement with our company, dated August 1, 2023. Pursuant to such amendment, effective December 21, 2023, Mr. Mosser resigned as Chief Executive Officer and President of our company and became a Senior Advisor to our company and the Chief Executive Officer of KBI. Mr. Mosser   reported to Barry M. Hopkins, our Executive Chairman, until such time as a new Chief Executive Officer and President would be appointed. At such time, Mr. Mosser reported to our Chief Executive Officer as a Senior Advisor. Pursuant to the Amendment, Mr. Mosser’s base salary was   $251,000 per annum, effective as of January 1, 2024.

On December 21, 2023,   the Board appointed Eric Mosser, a current Senior Advisor to the Company and the Chief Executive Officer of Kaival International Brands, LLC, a wholly owned subsidiary of the Company, as the Company’s President and Interim Chief Executive Officer, to serve in such capacity until a successor is duly appointed and approved by the Board.

On December 22, 2023, our board of directors appointed Mr. Hopkins as Interim Chief Executive Officer and President of our company, to serve in such capacity until a successor is duly appointed and approved by our board.

On January 25, 2024, James P. Cassidy provided written notice to the board of directors of his resignation from the Board, effective immediately

On February 20, 2024, Thomas Metzler, the Chief Financial Officer, Secretary and Treasurer of the Company, provided written notice to the Company’s Board of his resignation, effectively immediately.

On February 22, 2024, Barry M. Hopkins, the Interim Chief Executive Officer, President, and Director of the Company, provided written notice to the Company’s Board of Directors (the “Board”) of his resignation, effectively immediately.

On February 22, 2024, Stephen Sheriff, the Chief Operating Officer of the Company, provided written notice to the Company’s Board of his resignation, effectively immediately.

On February 22, 2024, Roger Brooks, a Director of the Company, provided written notice to the Company’s Board of his resignation effectively immediately.

On February 26, 2024, George Chuang, a Director of the Company, provided written notice to the Company’s Board of his resignation effectively immediately.

On March 7, 2024, the Board appointed Nirajkumar Patel, the Company’s Chief Science and Regulatory Officer, as the Company’s Chief Executive Officer.

On March 7, 2024, the Board appointed Eric Morris as the Company’s Interim Chief Financial Officer, to serve in such capacity until a successor is duly appointed and approved by the Board.

On March 8, 2024, Eric Mosser, President and the Interim Chief Executive Officer of the Company, provided written notice to the Company’s Board of his resignation, effectively immediately.

On April 23, 2024, Ashesh Modi was appointed to the Board of Directors of the Company.

On April 23, 2024, Ketankumar Patel was appointed to the Board of Directors of the Company.

On September 12, 2024, the Board appointed Mark Thoenes as interim chief executive officer of the Company, effective immediately. He succeeded Mr. Nirajkumar Patel who unexpectedly passed away on September 7, 2024.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the last ten years, none of or officers, directors or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K, other than as otherwise disclosed in this Report.

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

Director Independence

Under Nasdaq standards, a director is not “independent” unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based on these standards, the Board has determined that Messrs. Worner, Patel, and Modi are “independent” directors within the meaning of listing rules of the Nasdaq Stock Market.

All the members of the Audit, Compensation and Governance and Nominating Committees were also independent during our fiscal year ended October 31, 2024. In making determinations regarding director independence, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Meetings of the Board and Board Committees

Our Board has an Audit Committee, a Compensation Committee and Governance and Nominating Committee. The entire Board met 16 times, including telephonic meetings, during fiscal 2024. All directors attended at least 75% of our Board meetings held during the time each director served on our Board.

Audit Committee. The Audit Committee currently consists of David Worner (Chair), Ketankumar Patel and Ashesh Modi. The Audit Committee met 4 times during fiscal 2024. The meetings included discussions with management and with our independent registered public accounting firm to discuss our interim and annual financial statements, and the effectiveness of our financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by our Board.

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

Our Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable SEC rules and the Nasdaq Rules. Our Board has determined that Mr. Worner, the Chair of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Compensation Committee. The Compensation Committee currently consists of Ketankumar Patel (Chair), David Worner and Ashesh Modi. The Compensation Committee met 6 times during fiscal 2024. The Compensation Committee acts pursuant to a written charter adopted by our Board.

The purpose of the Compensation Committee is to discharge the responsibilities of the Board relating to compensation of our executives, to produce an annual report on executive compensation for inclusion in our annual proxy statement, and to oversee and advise the Board on the adoption of policies that govern our compensation programs, including stock and benefit plans.

The Compensation Committee is responsible for determining executive compensation, including approving recommendations regarding equity awards for all of our executive officers, setting base salary amounts, and fixing compensation levels. This includes reviewing and making recommendations to our Board regarding corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating, at least annually, the Chief Executive Officer’s performance in light of these goals and objectives, and reviewing and making recommendations to our Board regarding the Chief Executive Officer’s compensation level based on such an evaluation.

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

Governance and Nominating Committee. The Governance and Nominating Committee currently consists of Ashesh Modi (Chair), David Worner and Ketankumar Patel. The Governance and Nominating Committee did not meet as such during fiscal 2024. The Governance and Nominating Committee acts pursuant to a written charter adopted by our Board.

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

There were no fees paid or due to third parties in fiscal 2024 to identify or evaluate, or to assist in evaluating or identifying, potential director nominees.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and Ten Percent Holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and Ten Percent Holders did not comply with all Section 16(a) filing requirements as of October 31, 2024 as follows: Messrs. Patel and Modi filed their Form 3s late in 2024

Insider Trading Policy

In March 2023, we adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards applicable to us. Our insider trading policy, among other things, prohibits our directors, officers, and employees from holding our securities in a margin account or pledging our securities as collateral for a loan. In addition, our insider trading policy prohibits employees, officers, and directors from engaging in put or call options, short selling, or similar hedging activities involving our stock.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity, other than us, that has one or more executive officers serving as a member of our Board.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2024, (ii) each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2024, and (iii) any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended October 31, 2024.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Nirajkumar Patel, Former Interim CEO , Chief Science & Regulatory Officer and Director (2)	2023	276,000		0	0	364,994	0	0	640,994
	2024	241,499		0	0	0	0	0	241,499
Eric Mosser, former CEO, President, and Director (3)	2023	300,000		0	0	699,941	0	0	999,941
	2024	129,549		0	0	0	0	0	129,549
Mark Thoenes, Interim CEO and Director	2023	298,050 (6)		0	0	30,650	0	0	328,700
	2024	74,583	(6)	0	0	0	0	0	74,583
Thomas Metzler, Former CFO (4)	2023	61,076		0	0	150,000	0	0	211,076
	2024	83,112		0	0	0	0	0	83,112
Stephen Sheriff, Former COO (5)	2023	146,528		7,500	0	75,808	0	0	229,836
	2024	88,352		0	0	0	0	0	88,352
Eric Morris, Interim CFO	2023	84,720		3,000	0	39,117	0	0	126,837
	2024	168,960		1,500	0	0	0	0	170,460

(1)	Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation–- Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions related to the 2023 option awards, refer to Note 2, “Share-Based Compensation,” to the accompanying audited consolidated financial statements for the year ended October 31, 2024.
(2)	Mr. Nirajkumar Patel resigned from the Company on September 7, 2024, upon his passing.
(3)	Mr. Mosser resigned from the Company on March 8, 2024.
(4)	Mr. Metzler resigned from the Company on February 20, 2024.
(5)	Mr. Sheriff resigned from the Company on February 22, 2024.
(6)	Consulting fees pursuant to the Consulting Agreement (as defined below). See “Narrative Discussion” for additional information.

Narrative Discussion

The following is a narrative discussion of the material information that we believe is necessary to understand disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

Nirajkumar Patel

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $241,499 to Nirajkumar Patel, our former CEO, Chief Science & Regulatory Officer, compared to a base salary of approximately $276,000 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Patel during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
2/6/2023	23,810	15.33	365,007

Eric Mosser

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $129,549 to Eric Mosser, our former CEO, compared to a base salary of approximately $300,000 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Mosser during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
8/1/2023	27,004	12.41	335,120
2/6/2023	23,810	15.33	365,007

Mark Thoenes

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $74,583 to Mark Thoenes, our Interim CEO, compared to a base salary of approximately $298,050 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Thoenes during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
3/3/2023	2,381	12.87	30,643
4/23/2024	10,000	3.64	36,400

Thomas Meztler

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $83,112 to Thomas Meztler, our former CFO, compared to a base salary of approximately $61,076 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Meztler during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
8/1/2023	12,091	12.41	150,049

Stephen Sheriff

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $88,352 to Stephen Sheriff, our former COO, compared to a base salary of approximately $146,528 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Thoenes during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
8/22/2023	7,524	10.08	75,842
2/6/2023	1,190	15.33	18,243

Eric Morris

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $168,960 to Eric Morris, our Interim CFO, compared to a base salary of approximately $84,720 for the fiscal year ended October 31, 2023.

We issued the following stock compensation to Mr. Morris during fiscal years 2023 and 2024:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
7/8/2023	2,381	16.56	39,429

Outstanding Equity Awards at Fiscal Year-End October 31, 2024

	Stock Option Awards
Name	Number of Stock Options that Have Not Vested (#)	Market Value of Stock Options that Have Not Vested ($)
Eric Morris	1,786	29,572
Mark Thoenes	2,500	9,100

Potential Payments Upon Termination or Change-of-Control

Other than the stock options mentioned above in “Outstanding Equity Awards at Fiscal Year-End”, none of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our named executive officers.

Director Compensation

In fiscal year 2024, we compensated our independent directors as follows:

Name of Director (1)	Fees Earned or Paid in Cash	Option Awards	Total
Roger Brooks (2)	56,111	0	56,111
George Chuang (3)	57,222	0	57,222
James P. Cassidy (4)	48,370	0	48,370
Barry M. Hopkins (5)	25,000	0	25,000
David Worner	99,167	36,071	135,238
Mark Thoenes	26,211	36,071	62,282
Ashesh Modi (6)	26,111	21,643	47,754
Ketankumar Patel (7)	26,111	21,643	47,754

(1)	Mr. Patel is a named executive officer and, accordingly, his compensation is included in the “Summary Compensation Table” above. Mr. Patel did not receive any compensation for their service as a director for the fiscal year ended October 31, 2024. Mr. Patel passed away on September 7, 2024.

(2)	Mr. Brooks resigned from the Board on February 22, 2024.

(3)	Mr. Chuang resigned from the Board on February 26, 2024.

(4)	Mr. Cassidy resigned from the Board on January 25, 2024.

(5)	Mr. Hopkins resigned from the Board on February 22, 2024

(6)	Mr. Modi was appointed to the Board on April 23, 2024.

(7)	Mr. Patel was appointed to the Board on April 23, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of October 31, 2024, there were no outstanding equity awards issued under our Incentive Plan.

Stock Option Plans

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

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table lists the beneficial ownership of the Kaival Common Stock as of February 6, 2025, by (i) each named executive officer, (ii) each director, and (iii) all of Kaival’s current directors and executive officers as a group. Percentage outstanding is based on shares of Kaival Common Stock outstanding as of February 6, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to the 11,542,302 shares of Kaival Common Stock outstanding as of February 6, 2025. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of February 6, 2025are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Unless otherwise noted, the address of each person below is c/o Kaival Brands Innovations Group, Inc., 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949. Name and Address(1)

	Number of
	Shares of Kaival
	Common Stock
	Beneficially	Percentage of
Name and Address(1)	Owned(2)	Class(2)
Eric Morris(3)	778,401	6.7%
David Worner(4)	530,952	4.6%
Mark Thoenes(5)	634,604	5.5%
Ashesh Modi(6)	523,000	4.5%
Ketankumar Patel(7)	523,000	4.5%
Current Executive Officers and Directors as a Group (5 Persons)	2,989,957	25.9%
Kaival Holdings, LLC(8)(9)	1,569,514	13.6%
Bidi Vapor LLC(10)	1,400,144	12.1%

* Less than 1.0%

(1) The address for each person listed above is 4460 Old Dixie Highway, Grant-Valkaria, Florida 32949, unless otherwise indicated.

(2) Applicable percentage of ownership is based on 11,542,302 shares of common stock outstanding as of February 6, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of February 6, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

               (3) Eric Morris serves as our Interim Chief Financial Officer. Includes approximately 2,381 shares of our common stock issuable upon the exercise of vested options.

(4) David Worner serves as a member of our board. Includes approximately 10,952 shares of our common stock issuable upon the exercise of vested options.

(5) Mark Thoenes serves as a member of our board. Includes approximately 14,524 shares of our common stock issuable upon the exercise of vested options.

(6) Includes 3,000 shares underlying vested options.

(7) Includes 3,000 shares underlying vested options.

(8) KDMM Trust I is the sole voting member of Kaival Holdings, LLC and Ankitaben Patel, as trustee of KDMM Trust I, has voting control over the Kaival shares owned by Kaival Holdings LLC.

(9) Address is 401 N. Wickham Road, Suite 130 Melbourne, FL 32935

(10) KDMM Trust I owns all of the equity of Bidi and Ankitaben Patel, as trustee of KDMM Trust I, has voting control over the Kaival shares owned by Bidi.

Item 13. Certain Relationships and Related Party Transactions

Since the beginning of our fiscal year, we have entered into or participated in the following transactions with related persons:

Revenue

During the year ended October 31, 2024, the Company recognized revenue of $5,950 from three companies owned by Nirajkumar Patel, former Chief Executive Officer and director of the Company and/or his wife.

Purchases and Accounts Payable

During the year ended October 31, 2024, 100% of the inventories of products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel and/or his wife  , in the amount of $0.3 million.

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2024, the Company paid license fees of approximately $220,000 to Bidi. As of October 31, 2024, the Company had accounts payable to Bidi of $131,683 for license fees.

Leased Office Space and Storage Space

We capitalize all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. We exclude short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. On June 10, 2022, we entered into the 2022 Lease with Just Pick for approximately 21,332 rentable square feet combined in our principal office building and warehouse, together with all improvements thereon. Just Pick is considered a related party because our Chief Executive Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.

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

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by Malone Bailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2024, and October 31, 2023.

	2024	2023
Audit and review fees	$227,120	$286,725
Audit-related fees	—	—
Tax fees	—	—
All other fees	154,198	—
Total	$381,318	$286,725

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on March 25, 2019, and is incorporated herein by reference thereto.

3.2	Bylaws, which were filed as Exhibit 3.2 to our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on February 19, 2019, and are incorporated herein by reference thereto.

3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on June 20, 2019, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.4	Certificate of Correction, as filed with the Secretary of State of the State of Delaware on July 15, 2019, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and is incorporated herein by reference thereto.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective July 20, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2021, and is incorporated herein by reference thereto.

3.6	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock, dated May 30, 2023, which was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Kaival Brands Innovations Group, Inc., effective January 22, 2024, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2024, and is incorporated herein by reference thereto.

4.1	Description of Securities*

4.2	Form of senior indenture, filed as Exhibit 4.4 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 30, 2021, and is incorporated herein by reference thereto.

4.3	Form of Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.4	Warrant Agency Agreement, dated as of September 29, 2021, by and between Kaival Brands Innovations Group, Inc. and VStock Transfer, LLC, as warrant agent, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on October 4, 2021, and is incorporated herein by reference thereto.

4.5	Common Stock Purchase Warrant issued to GoFire, Inc on May 30, 2023, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

10.1	Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated March 31, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020, and is incorporated herein by reference thereto.

10.2	First Amendment to Service Agreement by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, dated June 2, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2020, and is incorporated herein by reference thereto.

10.3	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated April 3, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2020, and is incorporated herein by reference thereto. (1)

10.4	Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated April 11, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020, and is incorporated herein by reference thereto. (1)

10.5	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Favs Business, LLC, dated May 21, 2020, which was filed as Exhibit 10.6 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.6	Amended and Restated Non-Exclusive Sub-Distribution Agreement by and between Kaival Brands Innovations Group, Inc. and Colonial Wholesale Distributing Inc., dated May 25, 2020, which was filed as Exhibit 10.7 to our Form 10-Q filed with the Securities and Exchange Commission on May 27, 2020, and is incorporated herein by reference thereto. (1)

10.7	Share Cancellation and Exchange Agreement, by and between the Company and Kaival Holdings, LLC, dated August 19, 2020, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2020, and is incorporated herein by reference thereto.

10.8	Amended and Restated 2020 Stock and Incentive Compensation Plan, which was filed as an annex to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 4, 2022 and is incorporated herein by reference thereto.

10.8	Lease Agreement by and between Kaival Brands Innovations Group, Inc., and Just Pick, LLC, dated July 15, 2020, which was filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2020, and is incorporated herein by reference thereto.

10.9	Consulting Agreement, by and between Kaival Brands Innovations Group, Inc. and Russell Quick, dated March 16, 2021, which was filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021, and is incorporated herein by reference thereto.

10.10	Second Amendment to Service Agreement, by and between Kaival Brands Innovations Group, Inc. and QuikfillRx LLC, effective as of March 16, 2021, which was filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021 and is incorporated herein by reference thereto.

10.11	Lease Agreement by and between the Company and Just Pick, LLC, dated June 10, 2022, which was filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto.

10.12	Deed of Licensing Agreement by and between Kaival Brands International, LLC and Philip Morris Products S.A., dated as of June 13, 2022, which was filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2022, and is incorporated herein by reference thereto. (1) +

10.13	Fourth Amendment to Service Agreement, dated November 9, 2022 between the Company and QuikfillRx, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto. +

10.14	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

10.15	Nonqualified Stock Option Grant Agreement, dated November 9, 2022, between the Company and QuikfillRx, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with Securities and Exchange Commission on November 15, 2022, and is incorporated herein by reference thereto.

10.16	Asset Purchase Agreement by and among Kaival Brands Innovations Group, Inc., Kaival Labs, Inc., and GoFire, Inc., dated May 30, 2023, which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2023, and is incorporated herein by reference thereto.

10.17	Deed of Amendment to Deed of License Agreement, executed and entered into by the Company on August 12, 2023, by and among Philip Morris Products S.A., Kaival Brands International, LLC, Bidi Vapor, LLC and the Company. which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 19, 2023, and is incorporated herein by reference thereto.*+

10.18	Amended and Restated Board of Directors Compensation Agreement with Ashesh Modi which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024 and incorporated herein by reference thereto.

10.19	Amended and Restated Board of Directors Compensation Agreement with Ketankumar Patel which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024 and incorporated herein by reference thereto.

10.20

Amended and Restated Board of Directors Compensation Agreement with David Worner which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024 and incorporated herein by reference thereto.

10.21	Amended and Restated Board of Directors Compensation Agreement with Mark Thoenesl which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024 and incorporated herein by reference thereto.

10.22	Letter Agreement dated October 25, 2024, between the Company and Bidi Vapor, LLC*

10.23	Debt Exchange Agreement dated October 25, 2024, between the Company and Bidi Vapor, LLC*

19.1	Amended and Restated Insider Trading Policy*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

97.1	Compensation Clawback Policy*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

Kaival Brands Innovations Group, Inc.

By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Executive

Dated: February 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Executive Officer, Director

Dated: February 7, 2025

By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer
Dated: February 7, 2025

By:	/s/ David Worner
David Worner
Director
Dated: February 7, 2025

By:	/s/ Kentankumar Patel
Kentankumar Patel
Director
Dated: February 7, 2025

By:	/s/ Ashesh Modi
Ashesh Modi
Director
Dated: February 7, 2025