Form 10-Q
period 2025-01-31
Kaival Brands Innovations Group, Inc.
filed 2025-03-17
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 12, 2025, there were 11,542,302 shares  of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	the Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”) and Delta Corp Cayman Limited (the “Sellers”), the closing of the transactions contemplated by the Merger Agreement and upon the closing of such transactions, the conduct of our continuing operations by our new management appointed by Pubco;

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our inability to import and sell the Bidi Stick due to a patent infringement claim filed by R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company with the; International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) and the ongoing investigation of the ITC in connection with the ITC Complaint;

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, which has the potential to have a substantial adverse impact on our company;

●	the outcome of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from who we are entitled to receive royalty payments, which are currently our primary source of revenue;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

ii

Forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contained in this Report and the section “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2024, for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	January 31, 2025	October 31, 2024
ASSETS
CURRENT ASSETS
Cash	$2,427,612	$3,902,300
Accounts receivable, net	206,857	263,571
Prepaid expenses	189,883	344,312
Total current assets	2,824,352	4,510,183
Fixed assets, net	1,972	2,146
Intangible assets, net	10,485,309	10,681,911
Right of use asset - operating lease	759,108	810,036
TOTAL ASSETS	$14,070,741	$16,004,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,635	$57,496
Accounts payable - related party	81,429	131,683
Loans payable, net	43,667	207,616
Accrued expenses	485,759	925,601
Operating lease obligation - short term	208,917	203,937
Total current liabilities	825,407	1,526,333

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	608,190	662,271

TOTAL LIABILITIES	1,433,597	2,188,604

Commitments and Contingencies (Note 11)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of January 31, 2025 and October 31, 2024)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of January 31, 2025 and October 31, 2024)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 11,542,302 and 8,517,302 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	11,542	8,517

Additional paid-in capital	54,149,012	51,269,485

Accumulated deficit	(41,524,310)	(37,463,230)
TOTAL STOCKHOLDERS’ EQUITY	12,637,144	13,815,672
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,070,741	$16,004,276

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,
	2025	2024
Revenues
Revenues, net	$42,682	$2,991,280
Revenues - related party	—	1,900
Royalty revenue	159,921	240,000
Excise tax on products	—	(21,607)
Total revenues, net	202,603	3,211,573

Cost of revenues
Cost of revenue - related party	—	2,013,435
Total cost of revenue	—	2,013,435

Gross profit	202,603	1,198,138

Operating expenses
Advertising and promotion	—	404,892
General and administrative expenses	4,278,533	2,507,868
Total operating expenses	4,278,533	2,912,760

Other expense
Loss on extinguishment of debt	—	(98,432)
Interest expense, net	(4,092)	(299,917)
Total other expense	(4,092)	(398,349)

Loss before income taxes provision	(4,080,022)	(2,112,971)

Benefit from (provision for) income taxes	18,942	(715)

Net loss	$(4,061,080)	$(2,113,686)
Preferred stock dividend	(22,500)	(67,500)
Net loss attributable to common shareholders	$(4,083,580)	$(2,181,186)

Net loss per common share - basic and diluted	$(0.43)	$(0.76)

Weighted average number of common shares outstanding - basic and diluted	9,503,715	2,854,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2025

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2024	900,000	$900	8,517,302	$8,517	$51,269,485	$(37,463,230)	$13,815,672
Common shares issued for services	—	—	3,025,000	3,025	2,870,725	—	2,873,750
Preferred stock dividend	—	—	—	—	(22,500)	—	(22,500)
Stock option expense	—	—	—	—	31,302	—	31,302
Net loss	—	—	—	—	—	(4,061,080)	(4,061,080)
Balances, January 31, 2025	900,000	$900	11,542,302	$11,542	$54,149,012	$(41,524,310)	12,637,144

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

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2025	January 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,061,080)	$(2,113,686)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,873,750	62,000
Depreciation and amortization	196,776	196,773
Make-whole provision	39,283	—
Amortization of debt discount	—	111,239
Loss on extinguishment of debt	—	98,432
Stock options expense	31,302	309,958
ROU operating lease expense	50,928	48,834
Write-off of inventory	—	319

Changes in current assets and liabilities:
Accounts receivable	56,714	1,125,315
Prepaid expenses	154,429	61,641
Inventory	—	2,013,435
Inventory deposit – related party	—	(273,060)
Accounts payable	(51,861)	(69,737)
Accounts payable - related party	(50,254)	(1,061,126)
Accrued expenses	(96,625)	(108,252)
Customer deposits	—	50,000
Customer refunds due	—	(162,858)
Operating lease obligations	(49,101)	(44,340)
Net cash (used in) provided by operating activities	(905,739)	244,887

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	1,106,731
Payments on loans payable	(163,949)	(1,293,984)
Payments on preferred dividend	(405,000)	—
Net cash used in financing activities	(568,949)	(187,253)

Net change in cash	(1,474,688)	57,634
Beginning cash balance	3,902,300	533,659
Ending cash balance	$2,427,612	$591,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,092	$111,239
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred stock dividend	$22,500	$67,500

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

International Trade Commission (ITC) claims against the Company

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

Merger and Share Exchange Agreement

On September 23, 2024, we agreed with Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”) to effect a business combination between us and Delta by entering into a Merger and Share Exchange Agreement (the “Merger Agreement”) among us, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”), and the shareholders of Delta. Pursuant to the Merger Agreement, we will effect a merger and share exchange involving the following transactions:

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on February 7, 2025 (the “2024 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2024 Annual Report, have been omitted.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of January 31, 2025, and October 31, 2024.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $2,177,615 and $3,652,300 as of January 31, 2025, and October 31, 2024, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Reserve for Credit Loss

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of January 31, 2025 and October 31, 2024.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of $4,073 and $46,775 as of January 31, 2025, and October 31, 2024, respectively, which is included in accrued expenses in the unaudited interim consolidated balance sheets.

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

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which Bidi is currently appealing before the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $313,654 and $313,654 as of January 31, 2025, and October 31, 2024, respectively.

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

No impairment was identified for the three months ended January 31, 2025 and 2024, respectively.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the three months ended January 31, 2025, the Company paid license fees of $108,215 to Bidi. As of January 31, 2025 and October 31, 2024, $81,429 and 131,683, respectively, of license fees are owed to Bidi.

As of January 31, 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $206,857 of which $206,857 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively. As of October 31, 2024, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $263,367 of which $263,367 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

Concentration of Revenues and Accounts Receivable

No revenue concentration   from the sale of Products existed for the three months ended January 31, 2025.

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

No accounts receivable concentration from the sale of Products existed as of January 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2025 and October 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of January 31, 2025 and October 31, 2024, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

The Company has incurred recurring losses and negative cash flows from operations for three months ended January 31, 2025. The   Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue developing strategies for similar or expanded operations for the Company’s business to help the Company’s ability to determine where its business will be viable going forward. Until such time, if ever, the Company can generate substantial product revenues, management plans to finance its cash needs through public or private equity offerings or debt financing.

However, there is no assurance that the Company will be able to raise additional capital, generate revenues or achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks faced by the Company. The accompanying unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire Asset Purchase Agreement (“GoFire APA”). The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $1,310,666 as of January 31, 2025, respectively and $11,795,975 and $1,114,064 as of October 31, 2024, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 13.3 years and 13.7 years as of January 31, 2025 and October 31, 2024, respectively.

The Company recognized amortization expenses of $196,602 and $196,599 for the three months ended January 31, 2025, and 2024, respectively. Amortization expense is included under general and administrative expenses in the unaudited interim consolidated statement of operations.

Future amortization expense of intangible assets is as follows:

Remaining period in 2025 (nine months)	$589,796
Year ending October 31, 2026	786,398
Year ending October 31, 2027	786,398
Year ending October 31, 2028	786,398
Year ending October 31, 2029	786,398
Thereafter	6,749,921
Total	$10,485,309

Note 5 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from IPFS Corporation to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of January 31, 2025 and October 31, 2024, the outstanding balance of the Insurance loans amounted to $43,667 and $207,616, respectively.

Loan Agreements

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

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matured on February 8, 2024 (the “Maturity Date”) and had interest at the rate of 10% per annum. Interest was payable on a monthly basis beginning on the date one month following the date of issuance of the Note. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs were amortized over the term of the note. Amortization expense amounted to zero and $38,273 for the three months ended January 31, 2025, and 2024, respectively.

Under the SPA, the Company had the right to repurchase half of the Commitment Fee Shares if the Note was repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt in the three months ended January 31, 2024. As of January 31, 2025 and October 31, 2024 the carrying value of the Note were zero and zero, respectively.

Note 6 – Leases

The Company does not have financing leases and only one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party that was owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and a director of the Company. Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

Cash flow information related to leases was as follows:

	January 31, 2025	January 31, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(49,101)	$(44,340)

The following table provides the maturities of lease liabilities as of January 31, 2025:

Operating Leases

Remaining period in 2025 (nine months)	$180,137
Year ending October 31, 2026	253,614
Year ending October 31, 2027	274,946
Year ending October 31, 2028	175,989
Total future undiscounted lease payments	$884,686
Less: Interest	(67,579)
Present value of lease liabilities	$817,107

At January 31, 2025, the Company had no additional leases which had not yet commenced.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of January 31, 2025, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of January 31, 2025, the Company made an accrual for the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the three months ended January 31, 2025, the Company issued 3,025,000 fully vested shares of common stock to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan. During the three months ended January 31, 2025, the Company recognized stock compensation cost of $2,873,750.

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2024	189,590	$6,847,736	$3.64-602.28	$36.12
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(30,556)	(1,954,939)	$21.63-602.28	63.98
Outstanding, January 31, 2025	159,034	4,892,797	$3.64-545.58	30.77
Exercisable, January 31, 2025	147,724	$4,717,222	$3.64-545.58	$31.93

During the three months ended January 31, 2025, and 2024, the Company recognized $31,302 and $309,958, respectively of stock option expense related to outstanding stock options. No options were granted during the three months ended January 31, 2025.

As of January 31, 2025, the Company had $23,633 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The weighted average remaining contractual life is approximately 3.93 years for stock options outstanding as of January 31, 2025. The aggregate intrinsic value of these outstanding options as of January 31, 2025, was $0.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, January 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, January 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 4.31 years for common stock warrants outstanding as of January 31, 2025. As of January 31, 2025, the intrinsic value of outstanding stock warrants was $1,511,006.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that was also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

Revenue and Accounts Receivable

During the three months ended January 31, 2024, the Company recognized revenue of $1,900 from one company owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, and/or his wife. There was   no accounts receivable balance for these transactions as of October 31, 2024.

Purchases and Accounts Payable

During the three months ended January 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, in the amount of $273,060. This amount reflects the deposit paid for inventory on order.

There were no purchases of inventory from Bidi for the three months ended January 31, 2025 and no amounts owed to Bidi for inventory purchases as of January 31, 2025.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets.

During the three months ended January 31, 2025, the Company paid license fees of approximately $108,215 to Bidi. As of January 31, 2025, the Company had   a payable to Bidi of $81,429 related to the PMI License Agreement.

During the three months ended January 31, 2024, the Company paid license fees of approximately $0 to Bidi.  As of October 31, 2024, the Company had a payable to Bidi of $131,683 related to the PMI License Agreement.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into the 2022 Lease with Just Pick, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $50,928 and $48,834 in operating lease expenses for the three months ended January 31, 2025 and January 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the three months ended January 31, 2025, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2024, contained in the 2024 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

Change of Control

On February 6, 2019, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”), by and among us, GMRZ Holdings LLC, a Nevada limited liability company (“GMRZ”), our then-controlling stockholder, and Kaival Holdings, LLC, a Delaware limited liability company (“KH”), pursuant to which, on February 20, 2019, GMRZ sold 24,000,000 shares of our restricted common stock, representing approximately 88.06% of our then issued and outstanding shares of common stock, to KH, and KH paid GMRZ consideration in the amount set forth in the Share Purchase Agreement. The consummation of the transactions contemplated by the Share Purchase Agreement resulted in a change in control, with KH becoming our largest controlling stockholder. KDMM Trust I, the trustee of which is the widow of Kaival’s former Chief Executive Officer and director, Nirajkumar Patel, is the sole voting member of KH.

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

The Company has incurred recurring losses and negative cash flows from operations for three months ended January 31, 2025. The   Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with FDA and outcome of Bidi’s petition with the 11th Circuit Court of Appeals regarding the FDA’s January 2024 MDO relating to Classic Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue developing strategies for similar or expanded operations for the Company’s business to help the Company’s ability to determine where its business will be viable going forward. Until such time, if ever, the Company can generate substantial product revenues, management plans to finance its cash needs through public or private equity offerings or debt financing.

However, there is no assurance that the Company will be able to raise additional capital, generate revenues or achieve profitability due to the factors listed above as well as the regulation and public perception of ENDS products and the various other risks faced by the Company. The accompanying unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for at least twelve months. As of January 31, 2025, we had working capital of $1,998,945 and total cash of $2,427,612. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to generate sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have, or have access to, the financial resources to weather the impacts of the FDA’s PMTA process and Bidi’s receipt of MDOs from the FDA in 2021 and 2024, which are subject to additional FDA action and ongoing court proceedings, respectively. However, we will require further financing for the next twelve months, given our operating results and our inability to sell Bidi sticks as a result of the ITC complaint filed by RJ Reynolds.

Cash Flows:

Net cash flows used in operations was approximately $0.9 million for the first three months of fiscal year 2025, compared to $0.2 million cash flows provided by operations for the first three months of fiscal year 2024. The decrease in cash flows provided by operations for the first three months of fiscal year 2025 compared to the first three months of fiscal year 2024 was primarily due to changes in accounts receivable and inventory.

Net cash flows used in financing activities was approximately $0.6 million for the first three months of fiscal year 2025, compared to cash flows used in financing activities of approximately $0.2 for the first three months of fiscal year 2024. The cash used in financing activities for the first three months of fiscal year 2025 consisted primarily of payments on loans payables and preferred dividends.

Results of Operations

Three months ended January 31, 2025, compared to three months ended January 31, 2024

Revenues:

Revenues for the first quarter of fiscal year 2025 were approximately $0.2 million, compared to approximately $3.2 million in the same period of the prior fiscal year. Revenues decreased in the first quarter of 2025, primarily due to a decrease in product sales to customers.

Cost of Revenue, Net and Gross Profit:

Gross profit in the first quarter of fiscal year 2025 was approximately $0.2 million, or approximately 100.0% of revenues, net, compared to approximately $1.2 million gross profit or approximately 37.3%, of revenues, net, for the first quarter of fiscal year 2024. Total cost of revenue, net was zero for the first quarter of fiscal year 2025, compared to approximately $2.0 million, or approximately 62.7% of revenue, net for the first quarter of fiscal year 2024. The decrease is due to the reduction of product sales to customers during the three months January 31 ,2025.

Operating Expenses:

Total operating expenses were approximately $4.3 million for the first quarter of fiscal year 2025, compared to approximately $2.9 million for the first quarter of fiscal year 2024. The increase is primarily   from stock compensation expense of $2.9 million for share-based awards to management and members of the board of directors. For the first quarter of fiscal year 2025, operating expenses consisted primarily of professional fees of approximately $3.4 million, and all other general and administrative expenses of approximately $0.9 million. General and administrative expenses in the first quarter of fiscal year 2025 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes. For the first quarter of fiscal year 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.4 million, stock option expense of approximately $0.3 million, professional fees of approximately $0.8 million, and all other general and administrative expenses of approximately $1.4 million. General and administrative expenses in the first quarter of fiscal year 2024 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the first quarter of fiscal year 2025, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately ($4.0) million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately ($2.1) million for the first quarter of fiscal year 2024.

Net Loss:

As a result of the items noted above, the net loss for the first quarter of fiscal year 2025 was approximately $4.0 million, or $0.43 basic and diluted net loss per share, compared to a net loss of approximately $2.2 million, or $0.76 basic and diluted net loss per share, for the first quarter of fiscal year 2024. The increase in the net loss for the first quarter of fiscal year 2025, as compared to the first quarter of fiscal year 2024, is primarily attributable to the decrease in revenues and increase in operating expenses as noted above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2025 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2024 Annual Report for the year ended October 31, 2024.

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

As of January 31, 2025, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Interim Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10K for the year ended October 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the first quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we are not a party to the legal or regulatory proceedings involving Bidi, the outcome of those or related proceedings could have a material adverse or positive impact on our ability to operate our business given our reliance on Bidi.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 17, 2025	A	/s/ Mark Thoenes
Mark Thoenes
Chief Executive Officer

Date: March 17, 2025	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer