Form 10-Q
period 2025-04-30
Kaival Brands Innovations Group, Inc.
filed 2025-06-10
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 9, 2025, there were 11,542,302 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	April 30, 2025	October 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,805,702	$3,902,300
Accounts receivable, net	70,000	263,571
Prepaid expenses	65,492	344,312
Total current assets	1,941,194	4,510,183
Fixed assets, net	—	2,146
Intangible assets, net	10,288,707	10,681,911
Right of use asset - operating lease	—	810,036
TOTAL ASSETS	$12,229,901	$16,004,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$105,660	$57,496
Accounts payable - related party	35,000	131,683
Loans payable, net	—	207,616
Accrued expenses	679,853	925,601
Operating lease obligation - short term	213,954	203,937
Total current liabilities	1,034,467	1,526,333

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	553,498	662,271

TOTAL LIABILITIES	1,587,965	2,188,604

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of April 30, 2025 and October 31, 2024)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of April 30, 2025 and October 31, 2024)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 11,542,302 and 8,517,302 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	11,542	8,517

Additional paid-in capital	54,151,457	51,269,485

Accumulated deficit	(43,521,963)	(37,463,230)
TOTAL STOCKHOLDERS’ EQUITY	10,641,936	13,815,672
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$12,229,901	$16,004,276

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2025	2024	2025	2024
Revenues
Revenues, net	$4,073	$1,991,438	$46,755	$4,982,718
Revenues - related party	—	1,800	—	3,700
Royalty revenue	42,972	250,325	202,893	490,325
Excise tax on products	—	(17,249)	—	(38,856)
Total revenues, net	47,045	2,226,314	249,648	5,437,887

Cost of revenues
Cost of revenue - related party	—	1,726,658	—	3,740,093
Total cost of revenue	—	1,726,658	—	3,740,093

Gross profit	47,045	499,656	249,648	1,697,794

Operating expenses
Advertising and promotion	—	251,400	—	656,292
General and administrative expenses	1,331,183	1,503,968	5,609,716	4,011,836
Loss on ROU asset	707,626	—	707,626	—
Total operating expenses	2,083,809	1,755,368	6,317,342	4,668,128

Other expense
Loss on extinguishment of Debt	—	—	—	(98,432)
Loss on disposal of furniture and equipment	(1,798)	—	(1,798)	—
Interest expense, net	(4,091)	(271,466)	(8,183)	(571,383)
Total other expense	(5,889)	(271,466)	(9,981)	(669,815)

Loss before income taxes provision	(1,997,653)	(1,527,178)	(6,077,675)	(3,640,149)

Benefit from (provision for) income taxes	—	—	18,942	(715)

Net loss	$(1,997,653)	$(1,527,178)	$(6,058,733)	$(3,640,864)
Preferred stock dividend	—	(67,500)	(22,500)	(135,000)
Net loss attributable to common shareholder	$(1,997,653)	$(1,594,678)	$(6,081,233)	$(3,775,864)

Net loss per common share - basic and diluted	$(0.17)	$(0.56)	$(0.58)	$(1.32)

Weighted average number of common shares outstanding - basic and diluted	11,542,302	2,863,002	10,506,114	2,858,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2025

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2024	900,000	$900	8,517,302	$8,517	$51,269,485	$(37,463,230)	$13,815,672
Common shares issued for services	—	—	3,025,000	3,025	2,870,725	—	2,873,750
Preferred stock dividend	—	—	—	—	(22,500)	—	(22,500)
Stock option expense	—	—	—	—	31,302	—	31,302
Net loss	—	—	—	—	—	(4,061,080)	(4,061,080)
Balances, January 31, 2025	900,000	$900	11,542,302	$11,542	$54,149,012	$(41,524,310)	$12,637,144

Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(1,997,653)	(1,997,653)
Balances, April 30, 2025	900,000	$900	11,542,302	$11,542	$54,151,457	$(43,521,963)	$10,641,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2024

(Unaudited)

		Par Value
	Convertible	Convertible
	Preferred	Preferred		Par Value	Additional
	Shares	Shares	Common	Common	Paid-in	Accumulated
	(Series B)	(Series B)	Shares	Shares	Capital	Deficit	Total

Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011
Rounding from reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense	—	—	—	—	309,958	—	309,958
Net loss	—	—	—	—	—	(2,113,686)	(2,113,686)
Balances, January 31, 2024	900,000	$900	2,863,002	$2,863	$44,621,654	$(32,877,634)	$11,747,783

Preferred stock dividend	—	—	—	—	(67,500)	—	(67,500)
Stock option expense, net of forfeitures	—	—	—	—	(289,088)	—	(289,088)
Net loss	—	—	—	—	—	(1,527,178)	(1,527,178)
Balances, April 30, 2024	900,000	$900	2,863,002	$2,863	$44,265,066	$(34,404,812)	$9,864,017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2025	April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,058,733)	$(3,640,864)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,873,750	62,000
Depreciation and amortization	393,552	393,547
Make-whole provision	39,283	—
Amortization of debt discount	—	144,925
Loss on extinguishment of debt	—	98,432
Loss on ROU Asset	707,626	—
Loss on disposal of furniture and equipment	1,798	—
Stock options expense	33,747	20,870
Bad debt expense	—	1,925
Reserve for credit losses	—	133,062
ROU operating lease expense	102,410	98,168
Write-off of inventory	—	4,844

Changes in current assets and liabilities:
Accounts receivable	193,571	1,083,170
Prepaid expenses	278,820	168,379
Inventory	—	3,468,819
Accounts payable	48,164	196,139
Accounts payable - related party	(96,683)	(1,121,126)
Accrued expenses	97,469	(246,769)
Customer refunds due	—	(60,947)
Operating lease obligations	(98,756)	(89,183)
Net cash (used in) provided by operating activities	(1,483,982)	715,391

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	1,106,731
Payments on loans payable	(207,616)	(1,867,698)
Payment on preferred dividends	(405,000)	—
Net cash used in financing activities	(612,616)	(760,967)

Net change in cash	(2,096,598)	(45,576)
Beginning cash balance	3,902,300	533,659
Ending cash balance	$1,805,702	$488,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,183	$426,458
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred stock dividend	$22,500	$135,000

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

International Trade Commission (ITC) claims against the Company

On June 11, 2024, the RJ Reynolds Entities filed the ITC Complaint. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. If the Company or Bidi is prohibited from importing the Bidi Stick, then the Company’s business, operations, financial results, and reputation would be significantly adversely impacted.

As a result of the ITC Complaint and other factors, the Company does not expect any significant revenue from the sale of Bidi Sticks in the foreseeable future. The Company’s primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. Briefing on the merits proceeded, with Bidi filing the opening merits brief on April 15, 2024. FDA filed its response brief on June 7, 2024, and Bidi filed its reply brief on July 29, 2024. Oral arguments were held before a three-judge panel on the 11th Circuit on April 2, 2025. The Court issued a decision on April 24, 2025 upholding FDA’s denial order. Accordingly, at this time, the Classic BIDI® Stick is considered an adulterated tobacco product, the continued marketing and distribution of which is prohibited.

Risks and Uncertainties

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Subject to FDA’s enforcement discretion, until the scientific review process is complete on Bidi’s PMTA the Company views the risk of FDA enforcement against Bidi as low and is no longer marketing the Classic BIDI® Stick per the MDO. The Company anticipates FDA will move forward with a review of Bidi’s PMTA for the non-tobacco flavored BIDI® Sticks on remand, as directed by the Court; however, the Company cannot provide any assurances as to the timing or outcome.

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
(b)	immediately following to the completion of the Share Exchange, Merger Sub shall merge with and into us (the “Merger”), with us continuing as the surviving entity in the Merger;

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of April 30, 2025, and October 31, 2024.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $1,555,702 and $3,652,300 as of April 30, 2025, and October 31, 2024, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of April 30, 2025 and October 31, 2024.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which was subsequently upheld by the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of zero and $46,775 as of April 30, 2025, and October 31, 2024, respectively, which is included in accrued expenses in the unaudited interim consolidated balance sheets.

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

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s tobacco-flavored “Classic” BIDI ® Stick PMTA. The appeal of that denial order before the 11th Circuit Court of Appeals was unsuccessful. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $313,654 as of October 31, 2024. The Company has zero inventory as of April 30, 2025.

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

No impairment was identified for the six months ended April 30, 2025 and 2024, respectively.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the three months and six months ended April 30, 2025, the Company paid license fees of $90,000 and $198,215, respectively, to Bidi. As of April 30, 2025, $35,000 of license fees are owed to Bidi. During the three months and six months ended April 30, 2024, the Company paid license fees of $60,000 and $60,000, respectively, to Bidi. As of October 31, 2024, $131,683 of license fees are owed to Bidi.

As of April 30, 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $70,000 of which $70,000 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively. As of October 31, 2024, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $263,367 of which $263,367 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

Concentration of Revenues and Accounts Receivable

No revenue concentration from the sale of Products existed for the six months ended April 30, 2025.

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

No accounts receivable concentration from the sale of Products existed as of April 30, 2025.

QuikTrip Corporation, with an outstanding balance of approximately $205 accounted for 100% of the total accounts receivable from customers, as of October 31, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2025 and October 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of April 30, 2025 and October 31, 2024, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

The Company has incurred recurring losses and negative cash flows from operations for six months ended April 30, 2025. The   Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with the FDA for its non-tobacco flavored Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025 the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire Asset Purchase Agreement (“GoFire APA”). The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $1,507,268 as of April 30, 2025, respectively and $11,795,975 and $1,114,064 as of October 31, 2024, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 12.9 years and 13.7 years as of April 30, 2025 and October 31, 2024, respectively.

The Company recognized amortization expenses of $393,204 and $393,199 for the six months ended April 30, 2025, and 2024, respectively. Amortization expense is included under general and administrative expenses in the unaudited interim consolidated statements of operations.

Future amortization expense of intangible assets is as follows:

Remaining period in 2025 (six months)	$393,194
Year ending October 31, 2026	786,398
Year ending October 31, 2027	786,398
Year ending October 31, 2028	786,398
Year ending October 31, 2029	786,398
Thereafter	6,749,921
Total	$10,288,707

Note 5 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from IPFS Corporation to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of April 30, 2025 and October 31, 2024, the outstanding balance of the Insurance loans amounted to zero and $207,616, respectively.

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

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matured on February 8, 2024 (the “Maturity Date”) and had interest at the rate of 10% per annum. Interest was payable on a monthly basis beginning on the date one month following the date of issuance of the Note. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs were amortized over the term of the note. Amortization expense amounted to zero and $38,273 for the six months ended April 30, 2025, and 2024, respectively.

Under the SPA, the Company had the right to repurchase half of the Commitment Fee Shares if the Note was repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt in the six months ended April 30, 2024. As of April 30, 2025 and October 31, 2024,   the carrying value of the Note was zero.

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

Cash flow information related to leases was as follows:

	April 30, 2025	April 30, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(98,756)	$(89,183)

The following table provides the maturities of lease liabilities as of April 30, 2025:

Operating Leases

Remaining period in 2025 (six months)	$121,476
Year ending October 31, 2026	253,614
Year ending October 31, 2027	274,946
Year ending October 31, 2028	175,989
Total future undiscounted lease payments	$826,025
Less: Interest	(58,573)
Present value of lease liabilities	$767,452

At April 30, 2025, the Company had no additional leases which had not yet commenced.

On April 23, 2025, the Company received a letter of demand from Just Pick, LLC. noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. As of April 30, 2025, there is ongoing negotiation between Just Pick, LLC and the Company regarding the settlement of the remaining reported office lease liability. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of April 30, 2025, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of April 30, 2025, the Company made an accrual for the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the three and six months ended April 30, 2025, the Company issued zero and 3,025,000 fully vested shares of common stock, respectively, to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan. During the three and six months ended April 30, 2025, the Company recognized stock compensation cost of zero and $2,873,750, respectively.

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2024	189,590	$6,847,736	$3.64-602.28	$36.12
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(69,637)	(3,494,717)	$15.33-602.28	50.18
Outstanding, April 30, 2025	119,953	3,353,019	$3.64-59.85	27.95
Exercisable, April 30, 2025	118,167	$3,323,447	$3.64-59.85	$28.12

During the three months ended April 30, 2025, and 2024, the Company recognized $2,445 and ($289,088), respectively, of stock option expense related to outstanding stock options. During the six months ended April 30, 2025, and 2024, the Company recognized $33,747 and $20,870, respectively, of stock option expense related to outstanding stock options. No options were granted during the three and six months ended April 30, 2025.

As of April 30, 2025, the Company had $21,188 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The weighted average remaining contractual life is approximately 4.34   years for stock options outstanding as of April 30, 2025. The aggregate intrinsic value of these outstanding options as of April 30, 2025, was zero.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
		Aggregate	Exercise	Average
	Aggregate Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, April 30, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, April 30, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 4.07 years for common stock warrants outstanding as of April 30, 2025. As of April 30, 2025, there was no intrinsic value of outstanding stock warrants.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that was also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

Revenue and Accounts Receivable

During the six months ended April 30, 2025, and 2024,   the Company recognized revenue of zero and $3,700, respectively, from one company owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of April 30, 2025 and October 31, 2024.

Purchases and Accounts Payable

During the six months ended April 30, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, in the amount of   $273,060.

There were no purchases of inventory from Bidi for the six months ended April 30, 2025 and no amounts owed to Bidi for inventory purchases as of April 30, 2025.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets.

During the three and six months ended April 30, 2025, the Company paid license fees of approximately $90,000 and $198,215, respectively to Bidi. As of April 30, 2025, the Company had   a payable to Bidi of $35,000 related to the PMI License Agreement.

During the three and six months ended April 30, 2024, the Company paid license fees of $60,000 and $60,000, respectively, to Bidi. As of October 31, 2024, the Company had a payable to Bidi of $131,683 related to the PMI License Agreement.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into the 2022 Lease with Just Pick, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $70,051 and $120,979 in operating lease expenses for the three and six months ended April 30, 2025, respectively, and $49,335 and $98,168 for the three and six months ended April 30, 2024, respectively.

On April 23, 2025, the Company received a letter of demand from Just Pick, LLC. noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. As of April 30, 2025, there is ongoing negotiation between Just Pick, LLC and the Company regarding the settlement of the remaining reported office lease liability. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the six months ended April 30, 2025, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2024, contained in the 2024 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

We have also entered into a Merger and Share Exchange Agreement (the “Merger Agreement”) with Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”), Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”) and Delta Corp Cayman Limited (the “Sellers”). If the Merger Agreement is consummated, Pubco will become our parent and all new officers and directors will be appointed by Pubco, except that pursuant to the Merger Agreement we have the right to appoint one director to the Pubco board of directors and we have agreed to appoint any family member of Ankitaben Patel (the widow of our former CEO, Nirajkumar Patel) and/or Nirajkumar Patel who is qualified and identified by Bidi for this role prior to the closing of the Merger Agreement. While we expect the transactions contemplated by the Merger Agreement to close (the “Closing”) in June of this year, no assurances can be made that such transactions will close by then or ever.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

On June 11, 2024, the RJ Reynolds Entities filed the ITC Complaint. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. If the Company or Bidi is prohibited from importing the Bidi Stick, then our business, operations, financial results, and reputation would be significantly adversely impacted. Although Bidi disputes the patent infringement claims set forth in the ITC Complaint by the RJ Reynolds Entities, in December 2024 Bidi entered into a consent order agreeing to cease all importation and distribution of the Bidi Stick until the RJ Reynolds Entities’ patent expires in October 2026. In November 2024, the ITC Administrative Law Judge (ALJ) denied temporary relief to the Reynolds Entities and the case proceeded on the merits. A trial was held in April 2025. A decision from the ALJ is expected on July 21, 2025.  The ALJ’s initial determination (ID) will be reviewed by the Commission and the Commission deadline is November 24, 2025, subject to potential extensions. The asserted patent expires in October 2026 as would any exclusion order that the ITC enters as a result of the ITC Complaint, as well as the Bidi consent order.

As a result of the ITC Complaint and other factors,   we do not expect any significant revenue from the sale of Bidi Sticks in the foreseeable future. Our primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

Other Potential Product Offerings & Opportunities

In May 2023,   we acquired 19 existing and 47 pending patents with novel technologies related to vaporization and inhalation technologies from GoFire. The GoFire patent portfolio includes novel technologies across extrusion dose control, product preservation, tracking and tracing usage, multiple modalities (i.e., different methods of vaporizing) and child safety. The patents and patent applications cover territories including the United States, Australia, Canada, China, the EPO (European Patent Organization), Israel, Japan, Mexico, New Zealand and South Korea. The portfolio also includes a proprietary mobile device software application that is used in conjunction with certain patents in the portfolio.

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

The Company has incurred recurring losses and negative cash flows from operations for six months ended April 30, 2025. The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with the FDA for its non-tobacco flavored Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025 the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for at least twelve months. As of April 30, 2025, we had working capital of $906,727   and total cash of $1,805,702. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to generate sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have, or have access to, the financial resources to weather the impacts of the FDA’s PMTA process and Bidi’s receipt of MDOs from the FDA in 2021 and 2024, which are subject to additional FDA action. However, we will require further financing for the next twelve months, given our operating results and our inability to sell Bidi sticks as a result of the ITC complaint filed by RJ Reynolds.

Cash Flows:

Net cash flows used in operations was approximately $1.5 million for the first six months of fiscal year 2025, compared to $0.7 million cash flows provided by operations for the first six months of fiscal year 2024. The decrease in cash flows provided by operations for the first six months of fiscal year 2025 compared to the first six months of fiscal year 2024 was primarily due to the increase of stock-based compensation, loss on ROU asset and lower sales revenue.

Net cash flows used in financing activities was approximately $0.6 million   for the first six months of fiscal year 2025, compared to cash flows used in financing activities of approximately $0.8 for the first six months of fiscal year 2024. The cash used in financing activities for the first six months of fiscal year 2025 consisted primarily of payments on preferred dividends and payments on loans payables.

Results of Operations

Three months ended April 30, 2025, compared to three months ended April 30, 2024

Revenues:

Revenues for the second quarter of fiscal year 2025 were approximately $47 thousand, compared to approximately $2.2 million in the same period of the prior fiscal year. Revenues decreased in the second quarter of 2025, primarily due to a decrease in product sales to customers.

Cost of Revenue, Net and Gross Profit:

Gross profit in the second quarter of fiscal year 2025 was approximately $47 thousand, or approximately 100.0% of revenues, net, compared to approximately $0.5 million gross profit or approximately 22.4%, of revenues, net, for the second quarter of fiscal year 2024. Total cost of revenue, net was zero for the second quarter of fiscal year 2025, compared to approximately $1.7 million, or approximately 77.6% of revenue, net for the second quarter of fiscal year 2024. The decrease is due to the reduction of product sales to customers during the three months ended April 30, 2025.

Operating Expenses:

Total operating expenses were approximately $2.0 million for the second quarter of fiscal year 2025, compared to approximately $1.8 million for the second quarter of fiscal year 2024. The increase is primarily from the loss on the ROU asset of $0.7 million offset by reduced advertising and promotions expenses, as well as a decrease in stock compensation expense for share-based awards to management and members of the board of directors. For the second quarter of fiscal year 2025, operating expenses consisted primarily of a loss on ROU asset of $0.7 million, professional fees of approximately $0.7 million, and all other general and administrative expenses of approximately $0.6 million. General and administrative expenses in the second quarter of fiscal year 2025 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the second quarter of fiscal year 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.3 million, stock option expense of approximately ($0.3) million, professional fees of approximately $0.5 million, and all other general and administrative expenses of approximately $1.3 million. General and administrative expenses in the first quarter of fiscal year 2024 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the second quarter of fiscal year 2025, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $2.0 million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $1.5 million for the second quarter of fiscal year 2024.

Net Loss:

As a result of the items noted above, the net loss for the second quarter of fiscal year 2025 was approximately $2.0 million, or $0.17 basic and diluted net loss per share, compared to a net loss of approximately $1.5 million, or $0.56 basic and diluted net loss per share, for the second quarter of fiscal year 2024. The increase in the net loss for the second quarter of fiscal year 2025, as compared to the second quarter of fiscal year 2024, is primarily attributable to the increase of stock-based compensation, loss on ROU asset and lower sales revenue.

Six months ended April 30, 2025, compared to six months ended April 30, 2024

Revenues:

Revenues for the six months ended April 30, 2025, were approximately $0.2 million, compared to $5.4 million for the six months ended April 30, 2024. Revenues decreased during the six months ended April 30, 2025, compared to the six months ended April 30, 2024, primarily due to a decrease in product sales to customers.

Cost of Revenue and Gross Profit:

Gross profit for the six months ended April 30, 2025, was approximately $0.2 million, compared to gross profit of approximately $1.7 million for the six months ended April 30, 2024. Total cost of revenue was approximately zero million for the six months ended April 30, 2025, compared to $3.7 million for the six months ended April 30, 2024. The decrease in gross profit of approximately $1.5 million for the six months ended April 30, 2025 compared to the six months ended April 30, 2024 is due to the reduction of product sales to customers during the six months April 30, 2025.

Operating Expenses:

Total operating expenses were approximately $6.3 million for the six months ended April 30, 2025, compared to approximately $4.7 million for the six months ended April 30, 2024. For the six months ended April 30, 2025, operating expenses consisted primarily of stock option expense of $34 thousand, professional fees totaling approximately $4.1 million, loss on ROU asset of $0.7 million, and all other general and administrative expenses of approximately $1.5 million. General and administrative expenses during the six months ended April 30, 2025, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the six months ended April 30, 2024, operating expenses were approximately $4.7 million, consisting primarily of advertising and promotion fees of approximately $0.7 million, stock option expense of $21 thousand, professional fees totaling approximately $1.3 million, and all other general and administrative expenses of approximately $2.7 million. General and administrative expenses during the six months ended April 30, 2024, consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees.

Income Taxes:

During the six months ended April 30, 2025, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $6.1 million for the six months ended April 30, 2025. Similarly, we did not accrue a tax provision for income taxes during the six months ended April 30, 2024, due to the pre-tax loss of approximately $3.6 million for the six months ended April 30, 2024.

Net Loss:

The net loss for the first six months ended April 30, 2025, was approximately $6.1 million, or $0.58 basic and diluted net loss per share, compared to net loss for the six months ended April 30, 2024, which was approximately $3.6 million, or $1.32 basic and diluted net loss per share. The increase in the net loss for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, is primarily attributable to the increase of stock based compensation, loss on ROU asset and lower sales revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2025 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2024 Annual Report for the year ended October 31, 2024.

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

As of April 30, 2025, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Interim Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10K for the year ended October 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 10, 2025	A	/s/ Mark Thoenes
Mark Thoenes
Chief Executive Officer

Date: June 10, 2025	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer