Form 10-Q
period 2025-07-31
Kaival Brands Innovations Group, Inc.
filed 2025-09-16
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 16, 2025, there were 11,542,302 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	July 31, 2025	October 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,268,926	$3,902,300
Accounts receivable, net	120,000	263,571
Prepaid expenses	22,083	344,312
Total current assets	1,411,009	4,510,183
Fixed assets, net	—	2,146
Intangible assets, net	10,092,105	10,681,911
Right of use asset - operating lease	—	810,036
TOTAL ASSETS	$11,503,114	$16,004,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$198,075	$57,496
Accounts payable - related party	60,000	131,683
Loans payable, net	—	207,616
Accrued expenses	392,563	925,601
Operating lease obligation - short term	213,952	203,937
Total current liabilities	864,590	1,526,333

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	553,498	662,271

TOTAL LIABILITIES	1,418,088	2,188,604

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of July 31, 2025 and October 31, 2024)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of July 31, 2025 and October 31, 2024)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 11,542,302 and 8,517,302 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively)	11,542	8,517

Additional paid-in capital	54,153,902	51,269,485

Accumulated deficit	(44,081,318)	(37,463,230)
TOTAL STOCKHOLDERS’ EQUITY	10,085,026	13,815,672
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,503,114	$16,004,276

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2025	2024	2025	2024
Revenues
Revenues, net	$—	$274,615	$46,755	$5,257,333
Revenues - related party	—	2,250	—	5,950
Royalty revenue	142,425	440,734	345,318	931,059
Excise tax on products	—	(3,785)	—	(42,641)
Total revenues, net	142,425	713,814	392,073	6,151,701

Cost of revenues
Cost of revenue - related party	—	344,998	—	4,085,091
Total cost of revenue	—	344,998	—	4,085,091

Gross profit	142,425	368,816	392,073	2,066,610

Operating expenses
Advertising and promotion	—	30,000	—	686,292
General and administrative expenses	700,944	1,756,594	6,310,660	5,768,430
Loss on ROU asset	—	—	707,626	—
Total operating expenses	700,944	1,786,594	7,018,286	6,454,722

Other expense
Loss on extinguishment of Debt	—	—	—	(98,432)
Loss on disposal of furniture and equipment	—	—	(1,798)	—
Interest expense, net	(836)	(154,083)	(9,019)	(725,466)
Total other expense	(836)	(154,083)	(10,817)	(823,898)

Loss before income taxes provision	(559,355)	(1,571,861)	(6,637,030)	(5,212,010)

Benefit from (provision for) income taxes	—	—	18,942	(715)

Net loss	$(559,355)	$(1,571,861)	$(6,618,088)	$(5,212,725)
Preferred stock dividend	—	(180,000)	(22,500)	(315,000)
Net loss attributable to common shareholder	$(559,355)	$(1,751,861)	$(6,640,588)	$(5,527,725)

Net loss per common share - basic and diluted	$(0.05)	$(0.39)	$(0.61)	$(1.62)

Weighted average number of common shares outstanding - basic and diluted	11,542,302	4,482,527	10,855,306	3,404,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2025

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2024	900,000	$900	8,517,302	$8,517	$51,269,485	$(37,463,230)	$13,815,672
Common shares issued for services	—	—	3,025,000	3,025	2,870,725	—	2,873,750
Preferred stock dividend	—	—	—	—	(22,500)	—	(22,500)
Stock option expense	—	—	—	—	31,302	—	31,302
Net loss	—	—	—	—	—	(4,061,080)	(4,061,080)
Balances, January 31, 2025	900,000	$900	11,542,302	$11,542	$54,149,012	$(41,524,310)	$12,637,144
Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(1,997,653)	(1,997,653)
Balances, April 30, 2025	900,000	$900	11,542,302	$11,542	$54,151,457	$(43,521,963)	$10,641,936
Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(559,355)	(559,355)
Balances, July 31, 2025	900,000	$900	11,542,302	$11,542	$54,153,902	$(44,081,318)	$10,085,026

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

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2025	July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,618,088)	$(5,212,725)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,873,750	62,000
Depreciation and amortization	590,154	590,319
Make-whole provision	39,283	—
Amortization of debt discount	—	163,064
Loss on extinguishment of debt	—	98,432
Loss on ROU Asset	707,626	—
Loss on disposal of furniture and equipment	1,798	—
Stock options expense	36,192	76,932
Bad debt expense	—	1,925
Reserve for credit losses	—	203,382
ROU operating lease expense	102,410	148,012
Write-off of inventory	—	57,643

Changes in current assets and liabilities:
Accounts receivable	143,571	1,141,786
Prepaid expenses	322,229	354,330
Inventory	—	3,813,817
Accounts payable	140,579	(300,998)
Accounts payable - related party	(71,683)	(991,817)
Accrued expenses	(189,821)	(18,579)
Customer refunds due	—	69,312
Operating lease obligations	(98,758)	(136,014)
Net cash (used in) provided by operating activities	(2,020,758)	120,821

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	1,106,732
Payments on loans payable	(207,616)	(2,271,613)
Payment on preferred dividends	(405,000)	—
Payments on loans payable – related party		(218,787)
Proceeds from the issuance of common stock, warrants, and pre-funded warrants	—	5,997,720
Payments for issuance costs	—	(744,993)
Proceeds from exercises of pre-funded warrants	—	1,450
Net cash (used in) provided by financing activities	(612,616)	3,870,509

Net change in cash	(2,633,374)	3,991,330
Beginning cash balance	3,902,300	533,659
Ending cash balance	$1,268,926	$4,524,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,019	$562,402
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Preferred stock dividend	$22,500	$202,500
Cashless exercise of pre-funded warrants	$—	$724
Insurance financed by third party	$—	$475,481
Franchise fees paid by related party	$—	$218,787

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

On September 11, 2025, the Company and Delta entered into a Business Combination Termination and Release Agreement (the “Termination Agreement”) pursuant to Section 10.1(a) of the Merger Agreement (the “Merger Agreement’) among the Company, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company, KAVL Merger Sub Inc. and Delta Corp Cayman Limited.

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement any agreements ancillary thereto.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of July 31, 2025, and October 31, 2024.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $1,018,926 and $3,652,300 as of July 31, 2025, and October 31, 2024, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of July 31, 2025 and October 31, 2024.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which was subsequently upheld by the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of zero and $46,775 as of July 31, 2025, and October 31, 2024, respectively, which is included in accrued expenses in the unaudited interim consolidated balance sheets.

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

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s tobacco-flavored “Classic” BIDI ® Stick PMTA. The appeal of that denial order before the 11th Circuit Court of Appeals was unsuccessful. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $313,654 as of October 31, 2024. The Company has zero inventory as of July 31, 2025.

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

No impairment was identified for the nine months ended July 31, 2025 and 2024, respectively.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the three months and nine months ended July 31, 2025, the Company paid license fees of $30,000 and $228,215, respectively, to Bidi. As of July 31, 2025, $60,000 of license fees are owed to Bidi. During the three months and nine months ended July 31, 2024, the Company paid license fees of $70,000 and $130,000, respectively, to Bidi. As of October 31, 2024, $131,683 of license fees are owed to Bidi.

As of July 31, 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $120,000 of which $120,000 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively. As of October 31, 2024, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $263,367 of which $263,367 and $0 pertain to royalties and reimbursement of certain non-recurring engineering costs, respectively.

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

Concentration of Revenues and Accounts Receivable

No revenue concentration from the sale of Products existed for the nine months ended July 31, 2025.

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

No accounts receivable concentration from the sale of Products existed as of July 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2025 and October 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. As of July 31, 2025 and October 31, 2024, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s financial statements.

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

The Company has incurred recurring losses and negative cash flows from operations for the nine months ended July 31, 2025. The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with the FDA for its non-tobacco flavored Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025 the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 4 – Intangible Assets

The Company’s intangible assets include patents and technology that were acquired pursuant to the GoFire Asset Purchase Agreement (“GoFire APA”). The cost and accumulated amortization of the intangible assets amounted to $11,795,975 and $1,703,870 as of July 31, 2025, respectively and $11,795,975 and $1,114,064 as of October 31, 2024, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 12.8 years and 13.7 years as of July 31, 2025 and October 31, 2024, respectively.

The Company recognized amortization expenses of $589,806 and $589,798 for the nine months ended July 31, 2025, and 2024, respectively. Amortization expense is included under general and administrative expenses in the unaudited interim consolidated statements of operations.

Future amortization expense of intangible assets is as follows:

Remaining period in 2025 (three months)	$196,592
Year ending October 31, 2026	786,398
Year ending October 31, 2027	786,398
Year ending October 31, 2028	786,398
Year ending October 31, 2029	786,398
Thereafter	6,749,921
Total	$10,092,105

Note 5 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from IPFS Corporation to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of July 31, 2025 and October 31, 2024, the outstanding balance of the Insurance loans amounted to zero and $207,616, respectively.

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

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matured on February 8, 2024 (the “Maturity Date”) and had interest at the rate of 10% per annum. Interest was payable on a monthly basis beginning on the date one month following the date of issuance of the Note. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs were amortized over the term of the note. Amortization expense amounted to zero and $38,273 for the nine months ended July 31, 2025, and 2024, respectively.

Under the SPA, the Company had the right to repurchase half of the Commitment Fee Shares if the Note was repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt in the nine months ended July 31, 2024. As of July 31, 2025 and October 31, 2024, the carrying value of the Note was zero.

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

Cash flow information related to leases was as follows:

	July 31, 2025	July 31, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(102,410)	$(148,012)

The following table provides the maturities of lease liabilities as of July 31, 2025:

Operating Leases

Remaining period in 2025	$121,474
Year ending October 31, 2026	253,614
Year ending October 31, 2027	274,946
Year ending October 31, 2028	175,989
Total future undiscounted lease payments	$826,023
Less: Interest	(58,573)
Present value of lease liabilities	$767,450

At July 31, 2025, the Company had no additional leases which had not yet commenced.

On April 23, 2025, the Company received a letter of demand from Just Pick, LLC. noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217. As of July 31, 2025, there is still ongoing negotiation between Just Pick, LLC and the Company regarding the settlement of the remaining reported office lease liability.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of July 31, 2025, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of July 31, 2025, the Company made an accrual for the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the three and nine months ended July 31, 2025, the Company issued zero and 3,025,000 fully vested shares of common stock, respectively, to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan. During the three and nine months ended July 31, 2025, the Company recognized stock compensation cost of zero and $2,873,750, respectively.

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2024	189,590	$6,847,736	$3.64-602.28	$36.12
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(69,637)	(3,494,717)	$15.33-602.28	50.18
Outstanding, July 31, 2025	119,953	3,353,019	$3.64-59.85	27.95
Exercisable, July 31, 2025	118,763	$3,333,304	$3.64-59.85	$28.07

During the three months ended July 31, 2025, and 2024, the Company recognized $2,445 and $56,062, respectively, of stock option expense related to outstanding stock options. During the nine months ended July 31, 2025, and 2024, the Company recognized $36,192 and $76,932, respectively, of stock option expense related to outstanding stock options. No options were granted during the three and nine months ended July 31, 2025.

As of July 31, 2025, the Company had $18,744 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 1.94 years. The weighted average remaining contractual life is approximately 3.81 years for stock options outstanding as of July 31, 2025. The aggregate intrinsic value of these outstanding options as of July 31, 2025, was zero.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
		Aggregate	Exercise	Average
	Aggregate Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, July 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, July 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 3.81 years for common stock warrants outstanding as of July 31, 2025. As of July 31, 2025, there was no intrinsic value of outstanding stock warrants.

Note 8 – Related-Party Transactions

In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that was also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

Revenue and Accounts Receivable

During the nine months ended July 31, 2025, and 2024, the Company recognized revenue of zero and $5,950, respectively, from one company owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of July 31, 2025 and October 31, 2024.

Purchases and Accounts Payable

There were no purchases of inventory from Bidi for the nine months ended July 31, 2025 and no amounts owed to Bidi for inventory purchases as of July 31, 2025.

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

During the three and nine months ended July 31, 2025, the Company paid license fees of approximately $30,000 and $228,215, respectively to Bidi.   As of July 31, 2025, the Company had a payable to Bidi of $60,000 related to the PMI License Agreement.

During the three and nine months ended July 31, 2024, the Company paid license fees of $70,000 and $130,000, respectively, to Bidi.   As of October 31, 2024, the Company had a payable to Bidi of $131,683 related to the PMI License Agreement.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into the 2022 Lease with Just Pick, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $19,554 and $140,533 in operating lease expenses for the three and nine months ended July 31, 2025, respectively, and $49,844 and $148,012 for the three and nine months ended July 31, 2024, respectively.

On April 23, 2025, the Company received a letter of demand from Just Pick, LLC. noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217.As of July 31, 2025, there is still ongoing negotiation between Just Pick, LLC and the Company regarding the settlement of the remaining reported office lease liability.

Note 9 – Subsequent Events

On September 11, 2025, Kaival and Delta entered into a Business Combination Termination and Release Agreement (the “Termination Agreement”) pursuant to Section 10.1(a) of the Merger Agreement (the “Merger Agreement’) among the Company, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company, KAVL Merger Sub Inc. and Delta Corp Cayman Limited.

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement any agreements ancillary thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the nine months ended July 31, 2025, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2024, contained in the 2024 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

We are engaged in the sale, marketing and distribution of electronic nicotine delivery system (“ENDS”) products, also known as “e-cigarettes”, in a variety of flavors.   Until October of 2024, our primary source of revenue has been the Bidi Stick as we sold our inventory on hand. However, on June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. Since the initiation of the ITC Complaint, we have not imported any Bidi Sticks and currently do not generate any revenue from the sale of Bidi Sticks. Our current primary source of revenue is through an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

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

On September 11, 2025, Kaival Brands Innovations Group, Inc., (the “Company”) and Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”) entered into a Business Combination Termination and Release Agreement (the “Termination Agreement”) pursuant to Section 10.1(a) of the Merger Agreement (the “Merger Agreement’) among the Company, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company, KAVL Merger Sub Inc. and Delta Corp Cayman Limited.

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement any agreements ancillary thereto.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding our results of operations.

On June 11, 2024, the RJ Reynolds Entities filed the ITC Complaint. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. If the Company or Bidi is prohibited from importing the Bidi Stick, then our business, operations, financial results, and reputation would be significantly adversely impacted. Although Bidi disputes the patent infringement claims set forth in the ITC Complaint by the RJ Reynolds Entities, in December 2024 Bidi entered into a consent order agreeing to cease all importation and distribution of the Bidi Stick until the RJ Reynolds Entities’ patent expires in October 2026. In November 2024, the ITC Administrative Law Judge (ALJ) denied temporary relief to the Reynolds Entities and the case proceeded on the merits. A trial was held in April 2025.The initial determination (ID) from the ALJ was issued on August 29, 2025. The ALJ found that violation of §337 based on infringement of U.S. Patent No. 11,925,202 by the respondents, and that both the technical and economic prongs of domestic industry were satisfied. The ID will now be reviewed by the Commission for final approval, with respondents and complainants expected to file additional briefs. The Commission target deadline is December 29, 2025, subject to potential extensions.  The asserted patent expires in October 2026 as would any exclusion order that the ITC enters as a result of the ITC Complaint, as well as the Bidi consent order.

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

Ability to Develop and Monetize the GoFire Intellectual Property

We purchased certain vaporizer and inhalation-related technology from GoFire in May 2023 with the goal of diversifying our business and lessening our dependence on BIDI Vapor. We do not expect that the acquired assets will generate immediate revenue for us, and while we believe this to be a transformative acquisition for us and we are seeking to monetize the acquired assets, we can give no assurances at this time that either (i) the patent applications we acquired will eventuate in issued patents or (ii) we will be able to enter into successful monetizing arrangements with respect to these assets.

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

The Company has incurred recurring losses and negative cash flows from operations for nine months ended July 31, 2025. The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the uncertainty surrounding Bidi’s PMTA process with the FDA for its non-tobacco flavored Bidi® Stick as well as the uncertainty in the Company’s ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025 the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for at least twelve months. As of July 31, 2025, we had working capital of $546,419 and total cash of $1,268,926. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows:

Net cash flows used in operations was approximately $2.0 million for the first nine months of fiscal year 2025, compared to $0.12 million cash flows provided by operations for the first nine months of fiscal year 2024. The decrease in cash flows provided by operations for the first nine months of fiscal year 2025 compared to the first nine months of fiscal year 2024 was primarily due to the lower sales revenue.

Net cash flows used in financing activities was approximately $0.6 million for the first nine months of fiscal year 2025, compared to cash flows provided by financing activities of approximately $3.9 million for the first nine months of fiscal year 2024. The cash used in financing activities for the first nine months of fiscal year 2025 consisted primarily of payments on preferred dividends and payments on loans payables.

Results of Operations

Three months ended July 31, 2025, compared to three months ended July 31, 2024

Revenues:

Revenues for the third quarter of fiscal year 2025 were approximately $142 thousand, compared to approximately $714 thousand in the same period of the prior fiscal year. Revenues decreased in the third quarter of 2025, primarily due to a decrease in product sales to customers and also due to the decrease in royalty revenue.

Cost of Revenue, Net and Gross Profit:

Gross profit in the third quarter of fiscal year 2025 was approximately $142 thousand, or approximately 100.0% of revenues, net, compared to approximately $369 thousand gross profit or approximately 51.7%, of revenues, net, for the third quarter of fiscal year 2024. Total cost of revenue, net was zero for the third quarter of fiscal year 2025, compared to approximately $345 thousand, or approximately 48.3% of revenue, net for the third quarter of fiscal year 2024. The decrease is due to the reduction of product sales to customers during the three months ended July 31, 2025.

Operating Expenses:

Total operating expenses were approximately $701 thousand for the third quarter of fiscal year 2025, compared to approximately $1.8 million for the third quarter of fiscal year 2024. The decrease is primarily a decrease in professional fees, payroll and general and administrative expenses.   For the third quarter of fiscal year 2025, operating expenses consisted primarily of professional fees of approximately $0.2 million, and all other general and administrative expenses of approximately $0.4 million. General and administrative expenses in the third quarter of fiscal year 2025 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the third quarter of fiscal year 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.03 million, stock option expense of approximately $56 thousand, professional fees of approximately $0.6 million, and all other general and administrative expenses of approximately $1.1 million. General and administrative expenses in the third quarter of fiscal year 2024 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the third quarter of fiscal year 2025, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $0.6 million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $1.6 million for the third quarter of fiscal year 2024.

Net Loss:

As a result of the items noted above, the net loss for the third quarter of fiscal year 2025 was approximately $0.6 million, or $0.05 basic and diluted net loss per share, compared to a net loss of approximately $1.8 million, or $0.39 basic and diluted net loss per share, for the third quarter of fiscal year 2024. The decrease in the net loss for the third quarter of fiscal year 2025, as compared to the third quarter of fiscal year 2024, is primarily attributable to the lower sales and royalty revenue and decrease in operating expenses as noted above.

Nine months ended July 31, 2025, compared to nine months ended July 31, 2024

Revenues:

Revenues for the nine months ended July 31, 2025, were approximately $0.4 million, compared to $6.2 million for the nine months ended July 31, 2024. Revenues decreased during the nine months ended July 31, 2025, compared to the nine months ended July 31, 2024, primarily due to a decrease in product sales to customers.

Cost of Revenue and Gross Profit:

Gross profit for the nine months ended July 31, 2025, was approximately $0.4 million, compared to gross profit of approximately $2.1 million for the nine months ended July 31, 2024. Total cost of revenue was zero for the nine months ended July 31, 2025, compared to $4.1 million for the nine months ended July 31, 2024. The decrease in gross profit for the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024 is due to the reduction of product sales to customers during the nine months July 31, 2025.

Operating Expenses:

Total operating expenses were approximately $7.0 million for the nine months ended July 31, 2025, compared to approximately $6.5 million for the nine months ended July 31, 2024. For the nine months ended July 31, 2025, operating expenses consisted primarily of stock option expense of $36 thousand, professional fees totaling approximately $4.3 million, loss on ROU asset of $0.7 million, and all other general and administrative expenses of approximately $2.0 million. General and administrative expenses during the nine months ended July 31, 2025, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

For the nine months ended July 31, 2024, operating expenses were approximately $6.5 million, consisting primarily of advertising and promotion fees of approximately $0.7 million, stock option expense of $77 thousand, professional fees totaling approximately $1.9 million, and all other general and administrative expenses of approximately $3.8 million. General and administrative expenses during the nine months ended July 31, 2024, consisted primarily of salaries and wages, insurance, banking fees, business fees, and other service fees.

Income Taxes:

During the nine months ended July 31, 2025, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $6.6 million for the nine months ended July 31, 2025. Similarly, we did not accrue a tax provision for income taxes during the nine months ended July 31, 2024, due to the pre-tax loss of approximately $5.2 million for the nine months ended July 31, 2024.

Net Loss:

The net loss for the first nine months ended July 31, 2025, was approximately $6.6 million, or $0.61 basic and diluted net loss per share, compared to net loss for the nine months ended July 31, 2024, which was approximately $5.2 million, or $1.62 basic and diluted net loss per share. The increase in the net loss for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, is primarily attributable to the increase of stock based compensation, loss on ROU asset and lower sales revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the nine months ended July 31, 2025 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2024 Annual Report for the year ended October 31, 2024.

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

As of July 31, 2025, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Interim Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10K for the year ended October 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 16, 2025	A	/s/ Mark Thoenes
Mark Thoenes
Chief Executive Officer

Date: September 16, 2025	By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer