Form 10-K
period 2025-10-31
Kaival Brands Innovations Group, Inc.
filed 2026-01-29
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

Commission File Number: 001-04641

Kaival Brands Innovations Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3492907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

None	32949
(Address of Principal Executive Offices)	(Zip Code)

(833) 452-4825

Registrant’s telephone number, including area code

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KAVL	OTC Pink Limited Market

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

☐ Yes ☒ No

As of April 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $5,540,305 based on the closing price per share (or $0.48), of the  registrant’s common stock as reported by The NASDAQ Stock Market LLC.

As of January 28, 2026, there were 13,535,402 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 KAIVAL BRANDS INNOVATIONS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended October 31, 2025 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our inability to import and sell the Bidi Stick due to a patent infringement claim filed by R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company with the; International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) and the ongoing investigation of the ITC in connection with the ITC Complaint;

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	our ability to integrate and ultimately enter into licenses for or create products relating to the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, and the November 2025 MDO for the non-tobacco flavored BIDI® Sticks, which has the potential to have a substantial adverse impact on our company;

●	the denial of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from whom we are entitled to receive royalty payments, which are currently our primary source of revenue;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

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

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement and any agreements ancillary thereto.

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

In November 2023, KBI, Bidi and PMPSA agreed to initiate a pilot project, pursuant to which PMPSA would manufacture up to an agreed upon number of Bidi Sticks with PMI’s own e-liquid for commercialization in Canada. Based on the results of the pilot, we and PMPSA may consider appropriate changes or amendments to the PMI License Agreement to accommodate the manufacturing and sales of Bidi Sticks containing PMI e-liquids in Canada. As of the date of this Report, this pilot program has not yet started.

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

Concentrations

Concentration of Purchases and Other Receivable - Related Party:

There were no purchases of inventory from Bidi for the year ended October 31, 2025 and no amounts owed to Bidi for inventory purchases as of October 31, 2025.

For the year ended October 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party company that is owned by KMDD Trust, in the amount of approximately $0.3 million.

As of October 31, 2025, we had a related party receivable balance of zero. As of October 31, 2025, the related party accounts payable balance was $50,000.

As of October 31, 2024, we had a related party receivable balance of zero. As of October 31, 2024, the related party accounts payable balance was $131,683.

Concentration of Revenues and Accounts Receivable:

No revenue concentration from the sale of Products existed for the year ended October 31, 2025.

For the year ended October 31, 2024, a substantial portion of our revenues from the sale of Products, solely consisting of the BIDI® Stick, were derived from the following customers: (i) QuikTrip Corporation generated approximately 21%, (ii) GPM Investments generated approximately 12%, and (iii) FAVS Business, LLC generated approximately 11%.

No accounts receivable concentration from the sale of Products existed as of October 31, 2025.

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

Employees

As of the date of this Report we have four employees, all of whom are full-time, including our officers. In addition to our two officers, we have two employees   who fulfill roles in business development, information technology, and financial accounting and reporting management. All our employees are eligible to enroll, or have already enrolled, in our medical plan.

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

2022 Series A Preferred Shares Converted

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $ 0.001 per share, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was initially convertible into 100 shares of Common Stock; however, as a result of the Reverse Stock Split, the conversion rate was adjusted such that each share of the Series A Preferred Stock was convertible into approximately 0.3968 shares of Common Stock. On June 24, 2022, all 3,000,000 shares of Series A Preferred Stock were converted into shares of Common Stock by Kaival Holdings, our majority stockholder. The conversion of 3,000,000 shares of Series A Preferred Stock, at a conversion rate of 0.3968, equaled 1,190,477 shares of Common Stock. As a result, the authorized, preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001 per share, with 0 shares of preferred stock issued or outstanding as of October 31, 2025.

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

Risks Related to Our Business and Industry

If the claims against the Company and Bidi that have been filed with the International Trade Commission are successful, the Company and Bidi could be prohibited from importing and selling the Bidi Stick into the United States.

On June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. On July 17, 2024, the Company was dismissed from the ITC proceeding and is no longer a defendant in the ITC proceeding. No damages are recoverable in the proceedings before the ITC. On November 1, 2024, Bidi stipulated to a consent order prohibiting Bidi from selling for import, importing, or selling after importation the Bidi Stick. The ITC entered the consent order on December 6, 2024, agreeing to cease all importation and distribution of the Bidi Stick until the RJ Reynolds Entities’ patent expires in October 2026. In November 2024, the ITC Administrative Law Judge (ALJ) denied temporary relief to the Reynolds Entities and the case proceeded on the merits. A trial was held in April 2025. The initial determination (ID) from the ALJ was issued on August 29, 2025. The ALJ found that violation of §337 based on infringement of U.S. Patent No. 11,925,202 by the respondents, and that both the technical and economic prongs of domestic industry were satisfied. The ID will now be reviewed by the Commission for final approval, with respondents and complainants expected to file additional briefs. The Commission target deadline was November 24, 2025  , subject to potential extensions.  The asserted patent expires in October 2026 as would any exclusion order that the ITC enters as a result of the ITC Complaint, as well as the Bidi consent order.

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

As of October 31, 2025, we had cash and cash equivalents of approximately $0.5 million. We believe that based on our current operating plan, our existing cash and cash equivalents will only be sufficient to enable us to fund our operations and other obligations for a very limited period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Moreover, we will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan as we seek to grow our revenues and ultimately achieve positive cash flow and profitability. In addition, our ability to continue as a going concern is adversely affected by the denial of Bidi’s PMTA for its flavored Bidi Sticks and the 11th Circuit’s denial of Bidi’s petition challenging the FDA’s January 2024 MDO relating to Classic Bidi® Stick, as well as our negative cash flows from operations, significant recurring losses and present need for additional funding. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

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

Our business is rapidly evolving and is particularly at risk given the FDA’s January 2024 MDO for Classic BIDI® Stick and FDA’s November 2025 denial of Bidi’s PMTA for the non-tobacco flavored BIDI® Sticks.

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

On November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks. FDA’s basis for this MDO is that Bidi Vapor’s PMTAs for non-tobacco flavored BIDI Stick did not include sufficient, robust evidence showing that marketing the flavored products would be “appropriate for the protection of the public health” (APPH)—i.e., that adult-smoker benefits (complete switching or significant cigarette reduction) would be large enough to outweigh the well-established youth-appeal and youth-initiation risks of flavored ENDS. In particular, FDA said the submission lacked the kind of comparative evidence (e.g., RCT/longitudinal cohort comparing flavored vs tobacco-flavored ENDS) needed to demonstrate an added adult benefit. FDA therefore concluded the applications were insufficient and stopped further scientific review of other sections.

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

A limited trading market currently exists for our securities, and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our Common Stock on the OTC Pink Market and an active trading market for our Common Stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in our Company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current stockholders may have a substantial impact on any such market.

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

Based on the number of shares outstanding as of the date of this Report, Kaival Holdings and Bidi Vapor, our affiliated majority stockholder, together with our officers and directors, beneficially own a combined total of approximately 21.9%    percent of our outstanding Common Stock, including shares of our Common Stock subject to stock options that are currently exercisable or are exercisable and that vest within 60 days as of the date of this prospects. If our controlling stockholders, together with these officers and directors act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers, business combinations, or other significant transactions. For example, Kaival Holdings, together with our officers and directors, could cause us to enter into transactions or agreements that we would not otherwise consider or might not be in the best interests of our minority stockholders. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market price for their shares of our Common Stock. The concentration of ownership also may contribute to the low trading volume and volatility of our Common Stock. Moreover, any such conflicts of interest may not be easy to resolve and could impair our ability to operate our business.

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

Our management has identified, and we have disclosed, certain material weaknesses in our system of internal controls over financial reporting as of our fiscal year ended October 31, 2025. Specifically, our management has found that our internal control system over financial reporting was ineffective as of October 31, 2025, based on a determination that there was a lack of sufficient resources to provide adequate segregation of duties consistent with control objectives, the lack of sufficient and consistent real time remote communications, and the lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2025, our Interim Chief Executive Officer and our Interim Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal controls identified above.

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

The likelihood of cybersecurity incidents is influenced by frequency risk factors. External factors include market trends in cybercrime, technological advancements in hacking methods, and geopolitical developments. Internal factors are shaped by our policies, the effectiveness of employee training, and robustness of system updates and maintenance procedures. External cybersecurity incidents may include and are not limited to service disruptions due to email borne threat activities, ransomware, or denial of service attacks against us or our suppliers, while internal events may comprise of internal threats, subcontractors, or governance failures among other events.

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

Cybersecurity Governance

Our Board of Directors plays a pivotal role in overseeing the organization’s preparedness for cyber threats. This involves a comprehensive understanding of our risk profile and ensuring appropriate cybersecurity controls are in place.

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

On April 23, 2025, we received a letter of demand from Just Pick, LLC. noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217. On January 7, 2026, the Company executed a settlement agreement with Just Pick where both parties agreed to no further payments remaining for the office lease liability. The lease liability was written off as of October 31, 2025 and the Company recognized a net gain of approximately $59,000 from the termination of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 20, 2021, our Common Stock began trading on the Nasdaq Capital Market under the trading symbol “KAVL.” On December 17, 2025, the last reported sales price of our Common Stock was $0.158. On December 23, 2025, the Company began trading on the OTC Pink Limited Market.

Holders

As of January 26, 2026, we had approximately 282 record holders of our Common Stock.

Dividends

We do not currently pay dividends on our shares of Common Stock and have no intention of paying dividends on shares of our Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Common Stock

Our authorized Common Stock consists of 1,000,000,000 shares with a par value of $0.001 per share. There were 11,593,402 shares of Common Stock issued and outstanding as of October 31, 2025 as compared to 8,517,302 shares of the Common Stock issued and outstanding as of October 31, 2024.

During the year ended October 31, 2025, the Company issued 3,025,000 fully vested shares of common stock, respectively, to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan.

During the year ended October 31, 2025, the Company issued 51,100 shares of common stock through an At-the-Market (ATM) offering raising $24,293 and paid fees of $850 to Maxim for a net of $23,443.

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

Series B Convertible Preferred Stock

We issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of intellectual property assets from GoFire in May 2023. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to our board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at our option at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of our company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from May 30, 2023 and payable on the eighteen-month anniversary of May 30, 2023. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18 month, 24 month, 36, month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 number of shares of Series B Preferred Stock on each of the these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid Accrued dividends of $405,000 to Series B convertible preferred shareholders. As of October 31, 2025, the Company had zero accrued dividends payable to Series B shareholders and no further dividends will be accrued or paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended October 31, 2025, included under Item 8 – Financial Statements and Supplementary Data in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement and any agreements ancillary thereto.

Material Items, Trends and Risks Impacting Our Business

We believe that the following items and trends may be useful in better understanding the results of our operations.

On June 11, 2024, the RJ Reynolds Entities filed the ITC Complaint. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. If the Company or Bidi is prohibited from importing the Bidi Stick, then our business, operations, financial results, and reputation would be significantly adversely impacted. Although Bidi disputes the patent infringement claims set forth in the ITC Complaint by the RJ Reynolds Entities, in December 2024 Bidi entered into a consent order agreeing to cease all importation and distribution of the Bidi Stick until the RJ Reynolds Entities’ patent expires in October 2026. In November 2024, the ITC Administrative Law Judge (ALJ) denied temporary relief to the Reynolds Entities and the case proceeded on the merits. A trial was held in April 2025. The initial determination (ID) from the ALJ was issued on August 29, 2025. The ALJ found that violation of §337 based on infringement of U.S. Patent No. 11,925,202 by the respondents, and that both the technical and economic prongs of domestic industry were satisfied. The ID will now be reviewed by the Commission for final approval, with respondents and complainants expected to file additional briefs. The Commission target deadline was November 24, 2025, subject to potential extensions. The asserted patent expires in October 2026 as would any exclusion order that the ITC enters as a result of the ITC Complaint, as well as the Bidi consent order

As a result of the ITC Complaint and other factors, we do not expect any revenue from the sale of Bidi Sticks in the foreseeable future. Our primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

Going Concern

Our accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

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

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and negative cash flows from operations for the year ended October 31, 2025. We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan. In addition, our ability to continue as a going concern is adversely affected by the FDA’s denial of Bidi’s PMTA process for its non-tobacco flavored Bidi® Stick as well as our ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025, the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. Finally, on November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks.  All of these factors raise substantial doubt regarding our ability to continue as a going concern.

Our management plans to continue developing strategies for similar or expanded operations of our business to help our ability to determine where our business will be viable going forward. Until such time, if ever, we can generate substantial product revenues, management plans to finance our cash needs through public or private equity offerings or debt financing.

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

Liquidity and Capital Resources

We believe we will not generate sufficient revenue to support our operations for at least twelve months. As of October 31, 2025, we had working capital of approximately $100 thousand and total cash of approximately $0.5 million. As discussed above, these conditions and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth, and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2025 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to generate sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives. We believe we have, or have access to, the financial resources to weather the impacts of the FDA’s PMTA process and Bidi’s receipt of MDOs from the FDA in 2021, 2024 and 2025.

Cash Flows:

Net cash flows used in operations was approximately $2.8 million for fiscal year ended 2025, compared to net cash flows used in operations of approximately $0.7 million for fiscal year ended 2024. The increase in cash flows used in operations for the fiscal year ended 2025 compared to the fiscal year ended 2024 was primarily due to lower revenue.

Net cash flows used in financing activities was approximately $0.6 million for the fiscal year ended 2025, compared to approximately $4.0 million provided by financing activities for the fiscal year ended 2024. The cash used in financing activities for the fiscal year 2025 consisted primarily of payments on preferred dividends and payments on loans payables. The cash provided by financing activities for the fiscal year ended 2024 consisted primarily from the issuance of common shares, warrants, pre-funded warrants, and proceeds from short-term financing.

Results of Operations

Fiscal year ended October 31, 2025, compared to fiscal year ended October 31, 2024

Revenues:

Revenues for fiscal year ended 2025 were approximately $0.5 million, compared to approximately $6.9 million in fiscal year ended 2024. Revenues decreased in fiscal year ended 2025, primarily due to a decrease in product sales to customers and also due to the decrease in royalty revenue.

Cost of Revenue, Net and Gross Profit:

Gross profit in fiscal year ended 2025 was approximately $0.5 million, compared to approximately $2.6 million for fiscal year ended 2024. Total cost of revenue, net was zero for the fiscal year ended 2025, compared to approximately $4.3 million for fiscal year ended 2024. The decrease in gross profit is due to the reduction of product sales to customers during the fiscal year ended 2025.

Operating Expenses:

Total operating expenses were approximately $17.1 million   for fiscal year ended 2025, compared to approximately $8.3 million for fiscal year ended 2024. For the fiscal year ended 2025, operating expenses consisted primarily of professional fees of approximately $4.6 million, gain on termination of operating lease of $0.06 million , salaries and wages of $0.6 million, loss on impairment of intangible assets of $9.9 million, and all other general and administrative expenses of approximately $2.0 million. For the fiscal year ended 2024, operating expenses consisted primarily of advertising and promotion fees of approximately $0.7 million, stock option compensation expense of approximately $0.1 million, professional fees of approximately $2.9 million, salaries and wages of $1.8 million, and all other general and administrative expenses of approximately $2.8 million.

Income Taxes:

We have Federal net operating loss (“NOL”) carryforwards of approximately $34.2 million and state NOL carryforwards of approximately $0.4 million. With the changes instituted by the CAREES Act, the Federal NOLs have an indefinite life and will not expire. Our federal and state tax returns for the 2023 and 2024 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Management determined that a valuation allowance of approximately $10.1 million   for the year ended on October 31, 2025, was necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Please refer to Note 9, Income Tax, in the Notes to the Consolidated Financial Statements in this Report for additional information related to our income taxes.

Net Loss:

Net loss for fiscal year ended 2025 was approximately $(16.7) million, or $(1.51) basic and diluted net loss per share, compared to a net loss of approximately $(6.7) million, or $(1.62) basic and diluted net loss per share, for fiscal year 2024. The increase in net loss for the fiscal year 2025, as compared to net loss in fiscal year 2024, is attributable to the revenues and expenses factors noted above. Weighted-average Common Stock outstanding were 11,032,569 on October 31, 2025, as compared to 4,313,900 on October 31, 2024. The increase in the weighted-average shares in fiscal year 2025 was primarily attributable to the issuance of 3,076,100 shares of Common Stock.

Concentrations:

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts payable, accounts receivable, and revenue.

Concentration of Purchases and Accounts Payable- Related Party:

For the year ended October 31, 2025, the Company had no inventory on hand. As of October 31, 2024, 100% of the inventories of products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party, in the amount of $0.3 million.

As of October 31, 2025, we had no related party receivable balance. As of October 31, 2025, there was $50,000 of related party accounts payable.

As of October 31, 2024, there was $131,683 of related party accounts payable.

Concentration of Revenues and Accounts Receivable:

No revenue concentration from the sale of Products existed for the fiscal year ended 2025.

For the fiscal year 2024, (i) approximately 21% of the revenue from the sale of Products, solely consisting of the BIDI® Stick, was generated from QuikTrip Corporation in the amount of approximately $1.2 million, (ii) approximately 12% from GPM Investments in the amount of $0.7 million, and (iii) approximately 11% from FAVS Business, LLC in the amount of $0.7 million.

No accounts receivable concentration from the sale of Products existed as of October 31, 2025.

QuikTrip Corporation with an outstanding balance of approximately $205 accounted for 100% of the total accounts receivable from customers, as of October 31, 2024.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of October 31, 2025, or October 31, 2024. Cash as of October 31, 2025, and October 31, 2024, were approximately $0.5 million and $3.9 million, respectively.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kaival Brands Innovations Group, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaival Brands Innovations Group, Inc and its subsidiaries (collectively, the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

January 28, 2026

Kaival Brands Innovations Group, Inc.

Consolidated Balance Sheets

	October 31, 2025	October 31, 2024
ASSETS
CURRENT ASSETS
Cash	$534,406	$3,902,300
Accounts receivable, net	120,000	263,571
Prepaid expenses	14,850	344,312
Total current assets	669,256	4,510,183
Fixed assets, net	—	2,146
Intangible assets, net	—	10,681,911
Right of use asset - operating lease	—	810,036
TOTAL ASSETS	$669,256	$16,004,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$349,289	$57,496
Accounts payable - related party	50,000	131,683
Loans payable, net	—	207,616
Accrued expenses	170,000	925,601
Operating lease obligation - short term	—	203,937
Total current liabilities	569,289	1,526,333

LONG TERM LIABILITIES
Operating lease obligation, net of current portion	—	662,271

TOTAL LIABILITIES	569,289	2,188,604

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of October 31, 2025 and October 31, 2024)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of October 31, 2025 and October 31, 2024)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 11,593,402 and 8,517,302 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively)	11,593	8,517

Additional paid-in capital	54,180,589	51,269,485

Accumulated deficit	(54,093,115)	(37,463,230)
TOTAL STOCKHOLDERS’ EQUITY	99,967	13,815,672
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$669,256	$16,004,276

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2025	2024
Revenues
Revenues, net	$46,755	$5,882,597
Revenues - related party	—	5,950
Royalty revenue	437,906	1,040,759
Excise tax on products	—	(42,641)
Total revenues, net	484,661	6,886,665

Cost of revenue
Cost of revenue - related party	—	4,281,171
Total cost of revenue	—	4,281,171

Gross profit	484,661	2,605,494

Operating expenses
Advertising and promotion	—	686,292
General and administrative expenses	7,286,991	7,628,050
Gain on termination of operating lease	(59,823)	—
Loss on disposal of furniture and equipment	1,798	—
Loss on impairment of intangible assets	9,895,503	—
Total operating expenses	17,124,469	8,314,342

Other expense
Loss on extinguishment of debt	—	(98,432)
Loss on settlement of payables	—	(142,786)
Interest expense, net	(9,019)	(729,558)
Total other expense	(9,019)	(970,776)

Loss before income taxes provision	(16,648,827)	(6,679,624)

Benefit from (provision for) income taxes	18,942	(19,658)

Net loss	$(16,629,885)	$(6,699,282)
Preferred stock dividend	(22,500)	(270,000)
Net loss attributable to common shareholders	$(16,652,385)	$(6,969,282)

Net loss per common share - basic and diluted	$(1.51)	$(1.62)

Weighted average number of common shares outstanding - basic and diluted	11,032,569	4,313,900

The accompanying notes are an integral part of these consolidated financial statements.

    Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended October 31, 2025, and 2024

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2023	900,000	$900	2,793,386	$2,793	$44,317,266	$(30,763,948)	$13,557,011

Rounding shares issued for reverse split	—	—	52,949	53	(53)	—	—
Common shares issued for services	—	—	16,667	17	61,983	—	62,000
Issuance of common shares, warrants, and pre-funded warrants, net of issuance costs	—	—	1,746,500	1,747	5,250,980	—	5,252,727
Exercises of pre-funded warrants	—	—	2,174,456	2,174	(724)	—	1,450
Exercises of warrants	—	—	333,200	333	385,413	—	385,746
Common shares issued to settle related party accounts payable	—	—	1,400,144	1,400	1,416,386	—	1,417,786
Preferred stock dividend	—	—	—	—	(270,000)	—	(270,000)
Stock option expense, net of forfeitures	—	—	—	—	108,234	—	108,234
Net loss	—	—	—	—	—	(6,699,282)	(6,699,282)
Balances, October 31, 2024	900,000	$900	8,517,302	$8,517	$51,269,485	$(37,463,230)	$13,815,672

Common shares issued for services	—	—	3,025,000	3,025	2,870,725	—	2,873,750
Preferred stock dividend	—	—	—	—	(22,500)	—	(22,500)
Issuance of common shares	—	—	51,100	51	24,242	—	24,293
Stock option expense	—	—	—	—	38,637	—	38,637
Net loss	—	—	—	—	—	(16,629,885)	(16,629,885)
Balances, October 31, 2025	900,000	$900	11,593,402	$11,593	$54,180,589	$(54,093,115)	$99,967

The accompanying notes are an integral part of these consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	October 31, 2025	October 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,629,885)	$(6,699,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,873,750	62,000
Stock options expense	38,637	108,234
Depreciation and amortization	786,756	787,094
Make-whole provision	39,283	—
Amortization of debt discount	6,781	214,095
Loss on extinguishment of debt	—	98,432
Gain on termination of operating lease	(59,823)	—
Loss on disposal of furniture and equipment	1,798	—
Loss on impairment on intangible assets	9,895,503	—
Bad debt expense	—	27,995
ROU operating lease expense	102,410	198,392
Write-off of inventory	—	61,927
Loss on settlement of payables	—	142,786

Changes in current assets and liabilities:
Accounts receivable	143,571	1,577,710
Prepaid expenses	329,462	561,837
Inventory	—	4,009,897
Accounts payable	252,509	(316,836)
Accounts payable - related party	(81,683)	(1,068,134)
Accrued expenses	(373,101)	138,194
Customer refunds due	—	(392,406)
Operating lease obligations	(98,758)	(184,567)
Net cash used in operating activities	(2,772,790)	(672,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	1,106,731
Payments on loans payable	(214,397)	(2,486,594)
Payments on loans payable - related party	—	(218,787)
Proceeds from the issuance of common stock, warrants, and pre-funded warrants	24,293	5,997,720
Payments for issuance costs	—	(744,993)
Proceeds from exercises of pre-funded warrants	—	1,450
Proceeds from exercises of warrants	—	385,746
Payments on preferred dividends	(405,000)	—
Net cash (used in) provided by financing activities	(595,104)	4,041,273

Net change in cash	(3,367,894)	3,368,641
Beginning cash balance	3,902,300	533,659
Ending cash balance	$534,406	$3,902,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,019	$562,402
Income taxes paid	$—	$—
NON-CASH TRANSACTIONS
Preferred stock dividend	$22,500	$270,000
Cashless exercise of pre-funded warrants	$—	$724
Insurance financed by third party	$—	$475,481
Franchise fees paid by related party	$—	$218,787
Common shares issued to settle related party accounts payable	$—	$1,417,786

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

Product Offerings

Pursuant to the A&R Distribution Agreement, the Company sells and resells electronic nicotine delivery systems, which it may refer to herein as “ENDS Products”, or “e-cigarettes”, to non-retail level customers. The sole Product the Company resells is the “BIDI® Stick,” a disposable, tamper-resistant ENDS product that comes in a variety of flavor options for adult cigarette smokers. The Company does not manufacture any of the Products it resells. The BIDI® Stick is manufactured by Bidi, who uses a contract manufacturer in China. Pursuant to the terms of the A&R Distribution Agreement, Bidi provides the Company with all branding, logos, and marketing materials to be utilized by the Company in connection with its marketing and promotion of the Products. Currently, the Company no longer sells BIDI® Sticks.

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

As a result of the ITC Complaint and other factors, the Company does not expect any revenue from the sale of Bidi Sticks in the foreseeable future. The Company’s primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

The FDA did not appeal to the 11th Circuit’s decision. The FDA had until October 7, 2022 (45 days from the August 23, 2022, decision) to either request a panel rehearing or a rehearing “en banc” (a review by the entire 11th Circuit, not just the 3-judge panel that issued the decision), and until November 21, 2022 (90 days after the decision) to seek review of the decision by the U.S. Supreme Court. No request for a rehearing was filed, and no petition for a writ of certiorari was made to the Supreme Court. On July 29, 2024, Bidi received a Recission of Marketing Denial letter from FDA formally rescinding the MDO for the non-tobacco flavored BIDI® Stick PMTAs and putting those applications back into the review process. On November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks. FDA’s basis for this MDO is that Bidi Vapor’s PMTAs for non-tobacco flavored BIDI Stick did not include sufficient, robust evidence showing that marketing the flavored products would be “appropriate for the protection of the public health” (APPH)—i.e., that adult-smoker benefits (complete switching or significant cigarette reduction) would be large enough to outweigh the well-established youth-appeal and youth-initiation risks of flavored ENDS. In particular, FDA said the submission lacked the kind of comparative evidence (e.g., RCT/longitudinal cohort comparing flavored vs tobacco-flavored ENDS) needed to demonstrate an added adult benefit. FDA therefore concluded the applications were insufficient and stopped further scientific review of other sections. Accordingly, at this time, the non-tobacco flavored BIDI® Stick is considered an adulterated tobacco product, the continued marketing and distribution of which is prohibited.

Separately, on or about May 13, 2022, the FDA placed the tobacco-flavored Classic BIDI® Stick into the final Phase III scientific review. In March 2023, FDA issued a deficiency letter regarding the Classic BIDI® Stick PMTA, to which Bidi submitted in June 2023. Subsequently, on January 22, 2024, FDA issued a MDO for the Classic BIDI® Stick. On January 26, 2024, Bidi filed a petition for review of the MDO with the 11th Circuit Court of Appeals, followed by a motion to stay the MDO. Bidi is arguing, among other things, that the MDO was arbitrary and capricious in violation of the Administrative Procedure Act. On February 2, 2024, Bidi filed a Time Sensitive Motion for a Stay Pending Review, which the court denied on February 18, 2024. Briefing on the merits proceeded, with Bidi filing the opening merits brief on April 15, 2024. FDA filed its response brief on June 7, 2024, and Bidi filed its reply brief on July 29, 2024. Oral arguments were held before a three-judge panel on the 11th Circuit on April 2, 2025. The Court issued a decision on April 24, 2025, upholding FDA’s denial order. Accordingly, at this time, the Classic BIDI® Stick is considered an adulterated tobacco product, the continued marketing and distribution of which is prohibited.

Risks and Uncertainties

The FDA has indicated that it is prioritizing enforcement of unauthorized ENDS against companies (1) that never submitted PMTAs, (2) whose PMTAs have been refused acceptance or filing by the FDA, (3) whose PMTAs remain subject to MDOs, and (4) that are continuing to market unauthorized synthetic nicotine products after the July 13, 2022, cutoff. Due to the MDOs Bidi is no longer marketing the Classic BIDI® Stick or the non-tobacco flavored BIDI® Sticks.

Merger and Share Exchange Agreement

On September 23, 2024, the Company agreed with Delta Corp Holdings Limited, a company incorporated in England and Wales (“Delta”) to effect a business combination between the Company and Delta by entering into a Merger and Share Exchange Agreement (the “Merger Agreement”) among the Company, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company (“Pubco”), KAVL Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Merger Sub”), and the shareholders of Delta.

On September 11, 2025, the Company and Delta entered into a Business Combination Termination and Release Agreement (the “Termination Agreement”) pursuant to Section 10.1(a) of the Merger Agreement (the “Merger Agreement’) among the Company, Delta, Pubco, KAVL Merger Sub Inc. and Delta Corp Cayman Limited.

Pursuant to the Termination Agreement, the Company and Delta mutually terminated the Merger Agreement and all agreements between the parties that are ancillary thereto and Delta waived any and all claims against the other party that in any way directly and/or indirectly arise out of, are based upon, or are in connection with the Merger Agreement and any agreements ancillary thereto.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of October 31, 2025, and October 31, 2024.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $284,406 and $3,652,300 as of October 31, 2025, and October 31, 2024, respectively.

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred.

Accounts Receivable and Reserve for Credit Losses

Accounts receivable pertains to contracts with customers who are granted credit by the Company in the ordinary course of business and are recorded at the invoiced amount. Accounts receivable does not bear interest. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. The Company’s reserve for credit losses is developed by using relevant available information including historical collection and loss experience, current economic conditions, prevailing economic conditions, supportable forecasted economic conditions and evaluations of customer balances. Once a receivable is deemed uncollectible after collection efforts have been exhausted, it is written off against the reserve for credit losses. The Company closely monitors the credit quality of its customers and does not generally require collateral or other security on receivables. The reserve for credit losses is measured on a collective basis when similar risk characteristics exist.

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of October 31, 2025 and October 31, 2024.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s “Classic” BIDI ® Stick PMTA, which was subsequently upheld by the 11th Circuit Court of Appeals. The Company evaluated the impact of this MDO to the financial statements and recorded an estimated accrual for potential customer returns of the “Classic” products of zero and $46,775 as of October 31, 2025, and October 31, 2024, respectively, which is included in accrued expenses in the consolidated balance sheets.

On November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks.

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

Inventories

All product inventory is purchased from a related party, Bidi. Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the first-in, first-out (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. During fiscal year 2025 and 2024, the Company recognized inventory write offs of zero and $61,927, respectively, related to short-coded Bidi sticks that were no longer saleable.

On January 22, 2024, the FDA issued an MDO on Bidi Vapor’s tobacco-flavored “Classic” BIDI ® Stick PMTA. The appeal of that denial order before the 11th Circuit Court of Appeals was unsuccessful. The Company evaluated the impact of this MDO to the financial statements and recognized a full reserve for all remaining “Classic” products on hand amounting to $313,654 as of October 31, 2024. The Company has zero inventory as of October 31, 2025.

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

During the fiscal year ended October 31, 2025, the Company determined that it would no longer be using the leased office space in its business operations and the lease liability was written off and recognized a net gain on termination of operating lease of $59,823.

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

The Company evaluated its intangible assets for impairment and recognized an impairment loss of $9,895,503 for the year ended October 31, 2025. No impairment loss of long-lived assets was identified for the year ended October 31, 2024.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such general and administrative costs incurred for insurance. During the year ended October 31, 2025, the Company paid license fees of approximately $266,215   to Bidi. As of October 31, 2025 and 2024, $50,000 and 131,683, respectively, of license fees are owed to Bidi.

As of October 31, 2025, amounts receivable from PMPSA in connection with the PMI license agreement pertaining to royalties totaled $120,000, of which $120,000 and $0 pertain to royalties and reimbursements of certain non-recurring engineering costs, respectively. As of October 31, 2024, amounts receivable from PMPSA in connection with the PMI license agreement pertaining to royalties totaled $263,367, of which $263,367 and $0 pertain to royalties and reimbursements of certain non-recurring engineering costs, respectively

Net Loss Per Share

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

As of October 31, 2025, and 2024, there were 5,810,353 and 5,944,276, respectively, units of common stock equivalents that consists of options and warrants units, as well as 357,120 shares issuable upon preferred stock conversions, that were excluded from the current and prior period diluted loss per share calculation as their effect is anti-dilutive.

Concentration of Revenues and Accounts Receivable

No revenue concentration from the sale of Products existed for the year ended October 31, 2025.

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

No accounts receivable concentration from the sale of Products existed as of October 31, 2025.

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

There were no options granted during the fiscal twelve-month period ended October 31, 2025. The fair value of each option granted during the fiscal year then ended October 31, 2024, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

As of October
31, 2024
Expected dividend yield	0%
Expected option term (years)	5.5 – 7
Expected volatility	214.72 - 225.52%
Risk-free interest rate	3.78 - 4.63%

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

The Company has Federal net operating loss (“NOL”) carryforwards, consisting of total deferred tax assets, totaling approximately $34.2 million and state NOL carryforwards, consisting of total deferred tax liabilities, totaling approximately $0.4 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2022, 2023, and 2024  tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $10.1 million for the year ended on October 31, 2025, and a valuation allowance of $8,703,742 for the year ended on October 31, 2024 were necessary to reduce the total net deferred tax asset to the amount that will more likely than not be realized pursuant to ASC 740 for those fiscal years.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2025 and 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of October 31, 2025, and 2024, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company has identified one reportable segment, which aligns with how the Chief Operating Decision Maker (“CODM”), consisting of the Company’s Chief Executive Officer, assesses financial performance and allocates resources across the Company’s operations. The measure of segment profit or loss is net loss as per the consolidated statements of operations and the measure of segment assets is total assets reported on the consolidated balance sheets.

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K and will adopt the interim disclosures in the first quarter of 2026. ASU 2023-07 was adopted retrospectively to all periods presented in the financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncement – Not Yet Adopted

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

The Company has incurred recurring losses and negative cash flows from operations for the years ended October 31, 2025 and 2024. The Company will need significant additional funds to satisfy its outstanding payables, fund its working capital, and fully implement its business plan. In addition, the Company’s ability to continue as a going concern is adversely affected by the FDA’s denial of Bidi’s PMTA for its non-tobacco flavored Bidi® Stick as well as the Company’s inability to continue to sell the Bidi Stick given the patent infringement claim filed by RJ Reynolds. Likewise, in April 2025 the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. Subsequently, on November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks. All of these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company plans to continue developing strategies for similar or expanded operations for the Company’s business to help the Company’s ability to determine where its business will be viable going forward. Until such time, if ever, the Company can generate substantial product revenues, management plans to finance its cash needs through public or private equity offerings or debt financing.

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

The cost and accumulated amortization and impairment of the intangible assets amounted to $11,795,975 and $11,795,975 as of October 31, 2025, respectively and $11,795,975 and $1,114,064 as of October 31, 2024, respectively. Amortizable patents and technology have a useful life of 15.0 years with a weighted average remaining useful life of 0 years and 13.7 years as of October 31, 2025 and October 31, 2024, respectively.

The Company recognized an amortization expense of $786,408 and $786,398 for the years then ended October 31, 2025 and 2024, respectively. Amortization expense is included under general and administrative expenses in the consolidated statements of operations.

As of October 31, 2025, as a result of the termination of the merger and share exchange agreement with Delta and the uncertainty in the Company’s ability to monetize and generate future cash flows from the GoFire patents, the Company recognized an impairment loss on the intangible assets of $9,895,503.

Note 5 – Loans Payable

Insurance Loans

On May 10, 2024, the Company obtained two insurance loans. The first loan is a nine-month loan from First Insurance Bank to finance the annual D&O insurance, with the principal amount of $381,077 and subject to an effective interest rate of 7.45%. The second loan is a nine-month loan from IPFS Corporation to finance the annual D&O insurance, with the principal amount of $94,404 and subject to an effective interest rate of 11.15%. As of October 31, 2025 and October 31, 2024, the outstanding balance of the insurance loans amounted to zero and $207,616, respectively. For the year ended October 31,2025, the Company recorded $6,781 for total amortization for insurance loans.

Loan Agreements

On August 9, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), pursuant to which the Company sold a Promissory Note in the principal amount of $650,000 (the “Note”) to AJB in a private transaction for a purchase price of $585,000 (giving effect to original issue discount of $65,000). The Note matured on February 8, 2024 (the “Maturity Date”) and had interest at the rate of 10% per annum. Interest was payable on a monthly basis beginning on the date one month following the date of issuance of the Note. Pursuant to the terms of the SPA, the Company paid a commitment fee to AJB in the form of 19,048 shares of Common Stock (the “Commitment Fee Shares”) with a relative fair value of $130,478 which was recognized as discount to the note. The debt discount and issuance costs were amortized over the term of the note. Amortization expense amounted to zero and $38,273 for the years ended October 31, 2025, and 2024, respectively.

Under the SPA, the Company had the right to repurchase half of the Commitment Fee Shares if the Note was repaid in full prior to maturity. On December 1, 2023, the Company fully paid the loan balance in advance of the maturity date. In connection with the repayment of the Note, the Company agreed that AJB would be permitted to retain all of the Commitment Fee Shares. The Company recognized $98,432 as loss on extinguishment of debt for the year ended October 31, 2024. As of October 31, 2025 and October 31, 2024, the carrying value of the Note was zero.

Note 6 – Leases

The Company does not have financing leases and only have one operating lease for office space and inventory storage space with Just Pick, LLC (“Just Pick”), a related party that was owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company (see Note 8). Certain of the Company’s leases, have and may in the future, include renewal options, which have been and might be in the future, included in the calculation of the lease liabilities and right of use assets when the Company is reasonably certain to exercise the option.

	October 31, 2025	October 31, 2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(102,410)	$(198,392)

As of October 31, 2025, the Company had no lease liability.

As of October 31, 2025, the Company had no additional leases which had not yet commenced.

On April 23, 2025, the Company received a letter of demand from Just Pick, LLC, noting that the Company was in breach of the lease as base rent and operating expenses have not been paid since January 8, 2025. On April 30, 2025, the Company responded and provided Just Pick, LLC with a termination notice. As of April 30, 2025, the Company determined that it would no longer be using the leased office space in its business and recorded a loss on the ROU assets of $707,626, accordingly. In May 2025, the Company paid the total unpaid lease payments through May 2025 amounting to $78,217. On January 7, 2026, the Company executed a settlement agreement with Just Pick where both parties agreed to no further payments remaining for the office lease liability. The lease liability was written off as of October 31, 2025 and the Company recognized a net gain of approximately $59,000 from the termination of the lease.

Note 7 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the acquisition of the GoFire Purchased Assets. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of October 31, 2025, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of October 31, 2025, the Company made an accrual for the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

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

Common Stock

During the year ended October 31, 2025, the Company issued 3,025,000 fully vested shares of common stock, respectively, to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan.

During the year ended October 31, 2025, the Company issued 51,100 shares of common stock through an ATM offering raising $24,293 and paid fees of $850 to Maxim for net proceeds of $23,443.

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

See further Common Warrants and Pre-Funded Warrants details below.

Stock Options

Summary of stock options information is as follows:

				Average
	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2023	449,106	$14,081,408	$10.08-602.28	$31.36
Granted	104,693	529,899	2.81-11.76	5.06
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(364,209)	(7,763,571)	2.81-545.58	15.75
Outstanding, October 31, 2024	189,590	$6,847,736	$3.64-602.28	$36.12
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	(133,923)	(5,999,707)	$15.33-602.28	44.80
Outstanding, October 31, 2025	55,667	$848,028	$3.64-59.85	$15.23
Exercisable, October 31, 2025	54,477	$828,314	$3.64-59.85	$15.20

During the years ended October 31, 2025, and 2024, the Company recognized $38,637 and $108,234, respectively of stock option expense related to outstanding stock options. No options were granted during the twelve-months ended October 31, 2025. The weighted-average grant-date fair value of the options granted during the fiscal years ended October 31, 2024 was $5.03.

The total fair value of stock options that vested during the fiscal years ended October 31, 2025 and October 31, 2024 were $38,977 and $830,907 respectively.

On October 31, 2025, the Company had $16,299 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 1.68 years. The weighted average remaining contractual life is approximately 7.84 years for stock options outstanding as of October 31, 2025. The aggregate intrinsic value of these outstanding options as of October 31, 2025 was zero.

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

Warrants

Warrant information as of the periods indicated is as follows:

		Aggregate		Average
	Aggregate Number	Exercise Price	Exercise Price Range	Exercise Price
Outstanding, October 31, 2023	242,548	$13,946,006	$12.39-126.00	$57.51
Granted	8,057,250	6,812,056	.001-1.16	0.85
Exercised	(2,508,200)	(387,921)	.001-1.16	0.15
Cancelled, forfeited, or expired	(36,912)	(544,025)	12.39-15.33	14.74
Outstanding, October 31, 2024	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, October 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, October 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 3.56 years for Common Stock warrants outstanding as of October 31, 2025. As of October 31, 2025, the intrinsic value of outstanding stock warrants was zero.

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

Immediately after the Closing Date, the Purchasers of the Pre-funded Units exercised all of the 2,175,000 Pre-funded Warrants and purchased shares of common stock. The Company issued 2,174,456 shares of common stock from exercises of pre-funded warrants, consisting of 1,450,000 Pre-funded Warrants through cash exercise and 725,000 Pre-funded Warrants through cashless exercise. The Company received proceeds amounting to $1,450 from the cash exercise of the Pre-funded Warrants. As of October 31, 2024 and October 31, 2025, there were no Pre-Funded Warrants outstanding.

Note 8 – Related-Party Transactions

 In March 2020, the Company commenced business operations as a result of becoming the exclusive distributor of certain ENDS and related components (the “Products”) manufactured by Bidi, a related party company that is also owned by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company.

On June 24, 2024, the Company obtained a short-term loan from Bidi, a related party company to finance the state and franchise tax fees. The principal amount was $218,787 and was not subject to interest. The entire principal balance of this loan shall be due and payable in full immediately upon receipt of funds by the Company pursuant to the June 2024 Public Offering noted above. This loan was fully paid on June 25, 2024 and has no remaining outstanding balance.

Revenue and Accounts Receivable

During the fiscal years ended October 31, 2025 and October 31, 2024, the Company recognized revenue of zero and $5,950 from one company owned by Nirajkumar Patel, the former Chief Executive Officer and former Director of the Company, and/or his wife. There was no accounts receivable balance for these transactions as of October 31, 2025 and October 31, 2024.

Purchases and Accounts Payable

There were no purchases of inventory from Bidi for the year ended October 31, 2025 and no amounts owed to Bidi for inventory purchases as of October 31, 2025.

During the fiscal year ended October 31, 2024, 100% of the inventories of Products, consisting solely of the BIDI® Stick, were purchased from Bidi, a related party controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company, in the amount of $250,560, As of October 31, 2024, the Company had $0 in accounts payable to Bidi from inventory purchases.

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the years ended October 31, 2025 and October 31, 2024, the Company paid license fees of approximately $266,215   and $220,000 to Bidi, respectively. As of October 31, 2024, the Company has a payable to Bidi of $131,683 related to the PMI License Agreement of which $108,215 was paid in December 2024. As of October 31, 2025, the Company has a payable of approximately $50,000 related to the PMI License Agreement of which $37,500 was paid in January 2026.

Leased Office Space and Storage Space

On June 10, 2022, the Company entered into a Lease Agreement with Just Pick, owned and controlled by Nirajkumar Patel, the former Chief Executive Officer and Director of the Company. The Company had $140,533 and $198,392 in operating lease expenses for the years ended October 31, 2025 and October 31, 2024, respectively.

Note 9 – Income Tax

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

Significant components of the tax (benefit) expense recognized in the accompanying statements of operations for the years ended October 31, 2025, and October 31, 2024, are as follows:

	October 31,
	2025	2024
Current Tax Expense:
Federal	$—	$—
State	(18,942)	19,658
Total Current Tax Expense	(18,942)	19,658

Deferred Tax Expense:
Federal	—	—
State	—	—
Total Deferred Tax Expense	—	—

Tax provision:
Federal	—	—
State	(18,942)	19,658
Total	$(18,942)	$19,658

Total net deferred taxes are comprised of the following on October 31, 2025, and October 31, 2024:

	October 31,
	2025	2024
Deferred Tax Assets:
Stock Compensation Expense – NQSO	$183,640	$1,871,908
Other	2,735,650	837,264
Net Operating Loss Carryforwards	7,186,210	6,258,699
Total Deferred Tax Asset	10,105,500	8,967,871
Deferred Tax Liabilities:
Prepaid Expenses	(3,401)	(75,319)
Right of Use Asset	—	(188,810)
Total Deferred Tax Liabilities	(3,401)	(264,129)
Less: Valuation Allowance	(10,102,099)	(8,703,742)
Net Deferred Tax Asset	$—	$—

The Company has Federal NOL carryforwards of approximately $34.2 million and state NOL carryforwards of approximately $0.4 million. With the changes instituted by the CARES Act, the Federal NOLs have an indefinite life and will not expire. The Company’s federal and state tax returns for the 2023 and 2024 tax years generally remain subject to examination by U.S. and various state authorities. A valuation allowance is recorded to reduce the deferred tax asset if, based on the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of $10,102,099 for the year ended on October 31, 2025, it is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

Note 10 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2025, and October 31, 2024, other than the below:

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

Note 11 – Subsequent Events

During December 2025, the Company issued 4,892,000 shares of common stock through its ATM offering raising $1,111,858 and paid fees and expenses of $96,415 to Maxim for net proceeds of $1,015,443.

During December 2025, the Company canceled 2,950,000 shares of common stock issued to the Directors and Officers of the Company in January 2025 in relation to the terminated merger agreement with Delta.

The Company’s stock was delisted from the Nasdaq Stock Market on December 23 , 2025 and is currently trading on the OTC Pink Limit Market.

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

As of October 31, 2025, the end of the year covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our President & Chief Operating Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective, taken as a whole, as of October 31, 2025, based on such criteria. Material weaknesses existed in the design or operation of certain of our internal controls over financial reporting that adversely affect our internal controls. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives, and a lack of a fully developed formal review process that includes multiple levels of review over financial disclosure and reporting processes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)	Dates in Position or Office

David Worner (1)	47	Director	March 19, 2023– Current

Mark Thoenes (2)	72	Director and Interim Chief Executive Officer	August 1, 2023– Current

Ketankumar Patel (3)	41	Director	April 24, 2024– Current

Ashesh Modi (4)	46	Director	April 24, 2024– Current

Eric Morris (5)	50	Interim Chief Financial Officer	March 7, 2024– Current

(1)	Mr. Worner serves as chair of the Audit Committee and a member of the Audit and Governance and Nominating Committee.
(2)	Mr. Thoenes was appointed to the Board effective August 1, 2023. From June 30, 2021 until August 1, 2023, he served as our Interim Chief Financial Officer. Mark Thoenes was appointed our Interim Chief Executive Officer of our company on September 12, 2024
(3)	Mr. Patel serves as Chair of the Compensation Committee and a member of the Governance and Nominating, and Audit Committees.
(4)	Mr. Modi serves as Chair of the Governance and Nominating Committees and a member of the Audit, and Compensation Committee.
(5)	Mr. Morris was appointed our Interim Chief Financial Officer of our company on March 7, 2024

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

All the members of the Audit, Compensation and Governance and Nominating Committees were also independent during our fiscal year ended October 31, 2025. In making determinations regarding director independence, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our Common Stock and the relationships of our non-employee directors with certain of our significant stockholders.

Meetings of the Board and Board Committees

Our Board has an Audit Committee, a Compensation Committee and Governance and Nominating Committee. The entire Board met 16 times, including telephonic meetings, during fiscal year 2025. All directors attended at least 75% of our Board meetings held during the time each director served on our Board.

Audit Committee. The Audit Committee currently consists of David Worner (Chair), Ketankumar Patel and Ashesh Modi. The Audit Committee met 4 times   during fiscal 2025. The meetings included discussions with management and with our independent registered public accounting firm to discuss our interim and annual financial statements, and the effectiveness of our financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by our Board.

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

Compensation Committee. The Compensation Committee currently consists of Ketankumar Patel (Chair), David Worner and Ashesh Modi. The Compensation Committee met 2 times  during fiscal 2025. The Compensation Committee acts pursuant to a written charter adopted by our Board.

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

Governance and Nominating Committee. The Governance and Nominating Committee currently consists of Ashesh Modi (Chair), David Worner and Ketankumar Patel. The Governance and Nominating Committee did not meet as such during fiscal 2025. The Governance and Nominating Committee acts pursuant to a written charter adopted by our Board.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined herein as (i) all individuals serving or having served as our principal executive officer or officers during the year ended October 31, 2025, (ii) each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2025, and (iii) any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended October 31, 2025.

Name and principal position	Fiscal Year Ended October 31,	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Nirajkumar Patel, Former Interim CEO , Chief Science & Regulatory Officer and Director (2)	2024	241,499		0	0	0	0	0	241,499
	2025	0		0	0	0	0	0	0
Eric Mosser, former CEO, President, and Director (3)	2024	129,549		0	0	0	0	0	129,549
	2025	0		0	0	0	0	0	0
Mark Thoenes, Interim CEO and Director	2024	74,583	(6)	0	0	0	0	0	74,583
	2025	300,000		0	589,000	0	0	0	889,000
Thomas Metzler, Former CFO (4)	2024	83,112		0	0	0	0	0	83,112
	2025	0		0	0	0	0	0	0
Stephen Sheriff, Former COO (5)	2024	88,352		0	0	0	0	0	88,352
	2025	0		0	0	0	0	0	0
Eric Morris, Interim CFO	2024	168,960		1,500	0	0	0	0	170,460
	2025	234,276		23,000	731,500	0	0	0	988,776

(1)	Reflects the fair value of stock awards during the years in accordance with FASB ASC 718, Compensation–- Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions related to the 2023 option awards, refer to Note 2, “Share-Based Compensation,” to the accompanying audited consolidated financial statements for the year ended October 31, 2024.
(2)	Mr. Nirajkumar Patel resigned from the Company on September 7, 2024, upon his passing.
(3)	Mr. Mosser resigned from the Company on March 8, 2024.
(4)	Mr. Metzler resigned from the Company on February 20, 2024.
(5)	Mr. Sheriff resigned from the Company on February 22, 2024.
(6)	Consulting fees pursuant to the Consulting Agreement (as defined below). See “Narrative Discussion” for additional information.

Narrative Discussion

The following is a narrative discussion of the material information that we believe is necessary to understand disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

Nirajkumar Patel

During the fiscal year ended October 31, 2024, we paid a base salary of approximately $241,499 to Nirajkumar Patel, our former CEO, Chief Science & Regulatory Officer.

Eric Mosser

During the fiscal year ended October 31, 2025, we paid a base salary of approximately zero to Eric Mosser, our former CEO, compared to a base salary of approximately $129,549 for the fiscal year ended October 31, 2024.

Mark Thoenes

During the fiscal year ended October 31, 2025, we paid a base salary of approximately $300,000 to Mark Thoenes, our Interim CEO, compared to a base salary of approximately $74,583 for the fiscal year ended October 31, 2024.

We issued the following stock compensation to Mr. Thoenes during fiscal years 2024 and 2025:

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
1/6/2025	620,000	0.95	589,000
4/23/2024	10,000	3.84	38,400

Thomas Meztler

During the fiscal year ended October 31, 2025, we paid a base salary of approximately zero to Thomas Meztler, our former CFO, compared to a base salary of approximately $83,112 for the fiscal year ended October 31, 2024.

Stephen Sheriff

During the fiscal year ended October 31, 2025, we paid a base salary of approximately zero to Stephen Sheriff, our former COO, compared to a base salary of approximately $88,352 for the fiscal year ended October 31, 2024.

Eric Morris

During the fiscal year ended October 31, 2025, we paid a base salary of approximately $213,000 to Eric Morris, our Interim CFO, compared to a base salary of approximately $168,960 for the fiscal year ended October 31, 2024.

Vesting and/or Issuance Date	Number of Shares of our Common Stock	Price Per Share	Aggregate Value
1/6/2025	770,000	0.95	731,500

Potential Payments Upon Termination or Change-of-Control

Other than the stock options mentioned above in “Outstanding Equity Awards at Fiscal Year-End”, none of our named executive officers are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our named executive officers.

Director Compensation

In fiscal year 2025, we compensated our independent directors as follows:

Name of Director	Fees Earned or Paid in Cash	Equity Awards	Total
David Worner	50,000	494,000	544,000
Mark Thoenes	50,000	589,000	639,000
Ashesh Modi	50,000	494,000	544,000
Ketankumar Patel	50,000	494,000	544,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2025, the Company issued 2,950,000 shares of common stock to the Directors and Officers of the Company to complete the merger acquisition deal with Delta. In December 2025, the Company canceled 2,950,000 shares of common stock due to the termination of the merger agreement with Delta.

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

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table lists the beneficial ownership of the Kaival Common Stock as of January 26, 2026, by (i) each named executive officer, (ii) each director, and (iii) all of Kaival’s current directors and executive officers as a group. Percentage outstanding is based on shares of Kaival Common Stock outstanding as of January 26, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and, thus, represents voting or investment power with respect to the 13,535,402   shares of Kaival Common Stock outstanding as of January 26, 2026. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of January 26, 2026   are counted as outstanding, while  these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

	Number of
	Shares of Kaival
	Common Stock
	Beneficially	Percentage of
Name	Owned(2)	Class(2)
Eric Morris(3)	7,211	0.1%
David Worner(4)	15,952	0.1%
Mark Thoenes(5)	19,604	0.1%
Ashesh Modi(6)	6,000	0.0%
Ketankumar Patel(7)	6,000	0.0%
Current Executive Officers and Directors as a Group (5 Persons)	54,767	0.3%

* Less than 1.0%

(2) Applicable percentage of ownership is based on 13,535,402 shares of common stock outstanding as of January 26, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of January 20, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

(3) Eric Morris serves as our Interim Chief Financial Officer. Includes approximately 6,020 shares of our common stock and 1,191 shares of our common stock issuable upon the exercise of vested options.

(4) David Worner serves as a member of our board. Includes approximately 15,952 shares of our common stock issuable upon the exercise of vested options.

(5) Mark Thoenes serves as a member of our board. Includes approximately 80 shares of our common stock and 19,524 shares of our common stock issuable upon the exercise of vested options.

(6) Includes 6,000 shares underlying vested options.

(7) Includes 6,000 shares underlying vested options.

Item 13. Certain Relationships and Related Party Transactions

Since the beginning of our fiscal year, we have entered into or participated in the following transactions with related persons:

Revenue

During the year ended October 31, 2025, the Company recognized revenue of zero from three companies owned by Nirajkumar Patel, former Chief Executive Officer and director of the Company and/or his wife.

Purchases and Accounts Payable

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the year ended October 31, 2025, the Company paid license fees of approximately $266,215 to Bidi. As of October 31, 2025, the Company had accounts payable to Bidi of $50,000 for license fees.

Leased Office Space and Storage Space

We capitalize all leased assets pursuant to ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize right-of-use (“ROU”) assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. We exclude short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. On June 10, 2022, we entered into the 2022 Lease with Just Pick for approximately 21,332 rentable square feet combined in our principal office building and warehouse, together with all improvements thereon. Just Pick is considered a related party because our former Chief   Executive Officer and director, Mr. Nirajkumar Patel, owns and controls Just Pick.   On January 7, 2026, the Company executed a settlement agreement with Just Pick where both parties agreed to no further payments remaining for the office lease liability.

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

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by Malone Bailey, LLP, our principal accountants with respect to our fiscal year ended October 31, 2025, and October 31, 2024.

	2025	2024
Audit and review fees	$225,364	$227,120
Audit-related fees	—	—
Tax fees	—	—
All other fees	111,840	154,198
Total	$337,204	$381,318

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

Dated: January 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark Thoenes
Mark Thoenes
Interim Chief Executive Officer, Director

Dated: January 28, 2026

By:	/s/ Eric Morris
Eric Morris
Interim Chief Financial Officer
Dated: January 28, 2026

By:	/s/ David Worner
David Worner
Director
Dated: January 28, 2026

By:	/s/ Kentankumar Patel
Kentankumar Patel
Director
Dated: January 28, 2026

By:	/s/ Ashesh Modi
Ashesh Modi
Director
Dated: January 28, 2026