Form 10-Q
period 2026-01-31
Kaival Brands Innovations Group, Inc.
filed 2026-03-13
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

1317 Edgewater Dr #730

Orlando FL 32804

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 13, 2026, there were 13,535,402 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our inability to import and sell the Bidi Stick due to a patent infringement claim filed by R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company with the; International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) and the ongoing investigation of the ITC in connection with the ITC Complaint;

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	whether we will realize any value or benefit from the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, and the November 2025 MDO for the non-tobacco flavored BIDI® Sticks, which has the potential to have a substantial adverse impact on our company;

●	the denial of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on our relationship with, and the results of marketing and sales activity by, Phillip Morris International, to whom we have licensed international rights to distribute Bidi products and from whom we are entitled to receive royalty payments, which are currently our primary source of revenue;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

Forward-looking statements, including those concerning our expectations, involve significant risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contained in this Report and the section “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2025, for a listing of some of the factors that could cause the results anticipated by our forward-looking statements to differ from actual future results. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	January 31, 2026	October 31, 2025
ASSETS
CURRENT ASSETS
Cash	$797,500	$534,406
Accounts receivable, net	120,000	120,000
Prepaid expenses	13,930	14,850
Total current assets	931,430	669,256
TOTAL ASSETS	$931,430	$669,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$339,362	$349,289
Accounts payable - related party	50,000	50,000
Accrued expenses	45,000	170,000
Total current liabilities	434,362	569,289

TOTAL LIABILITIES	434,362	569,289

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of January 31, 2026 and October 31, 2025)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of January 31, 2026 and October 31, 2025)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 13,535,402 and 11,593,402 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively)	13,535	11,593

Additional paid-in capital	55,196,535	54,180,589

Accumulated deficit	(54,713,902)	(54,093,115)
TOTAL STOCKHOLDERS’ EQUITY	497,068	99,967
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$931,430	$669,256

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,
	2026	2025
Revenues
Revenues, net	$—	$42,682
Royalty revenue	92,938	159,921
Total revenues, net	92,938	202,603

Operating expenses
General and administrative expenses	713,725	4,278,533
Total operating expenses	713,725	4,278,533

Other expense
Interest expense, net	—	(4,092)
Total other expense	—	(4,092)

Loss before income taxes provision	(620,787)	(4,080,022)

Benefit from (provision for) income taxes	—	18,942

Net loss	$(620,787)	$(4,061,080)
Preferred stock dividend	—	(22,500)
Net loss attributable to common shareholders	$(620,787)	$(4,083,580)

Net loss per common share - basic and diluted	$(0.05)	$(0.43)

Weighted average number of common shares outstanding - basic and diluted	13,110,582	9,503,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2026

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2025	900,000	$900	11,593,402	$11,593	$54,180,589	$(54,093,115)	$99,967
Common shares canceled	—	—	(2,950,000)	(2,950)	2,950	—	—
Issuance of common shares for cash	—	—	4,892,000	4,892	1,010,551	—	1,015,443
Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(620,787)	(620,787)
Balances, January 31, 2026	900,000	$900	13,535,402	$13,535	$55,196,535	$(54,713,902)	$497,068

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

 Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2026	January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620,787)	$(4,061,080)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	2,873,750
Depreciation and amortization	—	196,776
Make-whole provision	—	39,283
Stock options expense	2,445	31,302
ROU operating lease expense	—	50,928

Changes in current assets and liabilities:
Accounts receivable	—	56,714
Prepaid expenses	920	154,429
Accounts payable	(9,927)	(51,861)
Accounts payable - related party	—	(50,254)
Accrued expenses	(125,000)	(96,625)
Operating lease obligations	—	(49,101)
Net cash used in operating activities	(752,349)	(905,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	1,015,443	—
Payments on loans payable	—	(163,949)
Payments on preferred dividend	—	(405,000)
Net cash (used in) provided by financing activities	1,015,443	(568,949)

Net change in cash	263,094	(1,474,688)
Beginning cash balance	534,406	3,902,300
Ending cash balance	$797,500	$2,427,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$4,092
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Common shares canceled	$2,950	$—
Preferred stock dividend	$—	$22,500

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

On June 13, 2022, the Company’s wholly owned subsidiary, KBI, entered into the PMI License Agreement with PMPSA, a wholly owned affiliate of PMI, for the development and distribution of ENDS products in certain markets outside of the United States, subject to market (or regulatory) assessment. The PMI License Agreement grants to PMPSA a license of certain intellectual property rights relating to Bidi’s ENDS device, known as the BIDI® Stick in the United States, as well as potentially newly developed devices, to permit PMPSA to manufacture, promote, sell, and distribute such ENDS device and newly developed devices, in international markets, outside of the United States. Our primary source of revenue is from KBI royalties from PMI under the PMI License Agreement.

Historically, the Company’s business focused on the sale, marketing and distribution of ENDS products, primarily the BIDI® Stick disposable e-cigarette product manufactured by Bidi. Under an exclusive distribution agreement with Bidi, the Company distributed BIDI® Stick products to wholesalers and retailers within the United States and generated revenue primarily from the resale of these products. Beginning in 2024, the Company significantly reduced and ultimately ceased its ENDS distribution activities due to regulatory developments affecting ENDS products in the United States, including FDA marketing denial orders and patent litigation involving Bidi products. As a result, the Company no longer generates revenue from the distribution of ENDS products and has transitioned its focus toward royalty revenue generated under its international licensing agreement with Philip Morris Products S.A. and the development and monetization of intellectual property assets.

Note 2 – Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, Kaival Labs and Kaival Brands International. Intercompany transactions are eliminated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on January 28, 2026 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2025 Annual Report, have been omitted.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of January 31, 2026, and October 31, 2025.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $547,500 and $284,406 as of January 31, 2026, and October 31, 2025, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of January 31, 2026 and October 31, 2025.

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

During the fiscal year ended October 31, 2025, the Company determined that it would no longer be using the leased office space in its business operations and wrote off the related right-of use assets and liability accounts.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the three months ended January 31, 2026, the Company paid license fees of $37,500 to Bidi. As of January 31, 2026 and October 31, 2025, $50,000 and $50,000, respectively, of license fees are owed to Bidi.

As of January 31, 2026 and 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $120,000 and $120,000, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2026 and October 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable and accounts payable. As of January 31, 2026 and October 31, 2025, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and negative cash flows from operations for the three months ended January 31, 2026. We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan. In addition, our ability to continue as a going concern is adversely affected by the FDA’s denial of Bidi’s PMTA process for its non-tobacco flavored Bidi® Stick as well as our ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025, the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. Finally, on November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

There can be no assurance that we will be able to obtain additional capital or generate revenues sufficient to sustain operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Note 4 – Leases

During fiscal year 2025, the Company had an operating lease for office and inventory storage space with Just Pick, LLC.

Cash flow information related to the above-mentioned lease was as follows:

	January 31, 2026	January 31, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$(49,101)

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

Note 5 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of January 31, 2026, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of January 31, 2026, the Company has accrued the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the three months ended January 31, 2026, the Company canceled 2,950,000 fully vested shares of common stock previously issued to directors, and officers as a result of the termination of the merger and share exchange agreement with Delta.

During the three months ended January 31, 2025, the Company issued 3,025,000 fully vested shares of common stock to directors, officers and an employee pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan. During the three months ended January 31, 2025, the Company recognized stock compensation cost of $2,873,750.

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2025	55,667	$848,028	$3.64-59.85	$15.23
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, January 31, 2026	55,667	$848,028	$3.64-59.85	$15.23
Exercisable, January 31, 2026	54,477	$828,314	$3.64-59.85	$15.20

During the three months ended January 31, 2026, and 2025, the Company recognized $2,445 and $31,302, respectively of stock option expense related to outstanding stock options. No options were granted during the three months ended January 31, 2026.

As of January 31, 2026, the Company had $13,854 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 1.43 years. The weighted average remaining contractual life is approximately 7.59 years for stock options outstanding as of January 31, 2026. The aggregate intrinsic value of these outstanding options as of January 31, 2026, was $0.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
	Aggregate	Aggregate	Exercise Price	Average
	Number	Exercise Price	Range	Exercise Price
Outstanding, October 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, January 31, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, January 31, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 3.31 years for common stock warrants outstanding as of January 31, 2026. As of January 31, 2026, the intrinsic value of outstanding stock warrants was $0.

Note 6 – Related-Party Transactions

Purchases and Accounts Payable

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Bidi is considered a related party because it beneficially owns more than 10% of the Company’s outstanding common stock.

During the three months ended January 31, 2026, the Company paid license fees of approximately $37,500 to Bidi. As of January 31, 2026, the Company had a payable to Bidi of $50,000 related to the PMI License Agreement.

During the three months ended January 31, 2025, the Company paid license fees of approximately $108,215 to Bidi. As of January 31, 2025, the Company had a payable to Bidi of $81,429 related to the PMI License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the three months ended January 31, 2026, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2025, contained in the 2025 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Overview

We were previously engaged in the sale, marketing and distribution of electronic nicotine delivery system (“ENDS”) products, also known as “e-cigarettes”, in a variety of favors. Until October of 2024, our primary source of revenue has been the Bidi Stick as we sold our inventory on hand. However, on June 11, 2024, RAI Strategic Holdings, Inc., R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company (collectively, the “RJ Reynolds Entities”) filed a patent infringement complaint with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) pursuant to Section 337 of the Tariff Act of 1930, as amended. Specifically, the ITC Complaint alleges that one or more components or elements of the Bidi Stick infringe U.S. Patent No. 11,925,202, which is owned by one of the RJ Reynolds Entities. The ITC Complaint requests the ITC grant: (a) temporary and permanent limited exclusion orders pursuant to Section 337(e) of the Tariff Act of 1930, as amended, which would prohibit the importation of the Bidi Stick in the United States; and (b) issue temporary and permanent cease and desist orders pursuant to 337(f) of the Tariff Act of 1930, as amended, which would prohibit the sale and distribution of the Bidi Stick in the United States. No damages are recoverable in the proceedings before the ITC. Since the initiation of the ITC Complaint, we have not imported any Bidi Sticks and currently do not generate any revenue from the sale of Bidi Sticks. Our current primary source of revenue is through an international licensing agreement with Philip Morris Products S.A. (“PMPSA”), a wholly owned affiliate of Philip Morris International Inc. (“PMI”).

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

As a result of the ITC Complaint and other factors, we do not expect to generate any revenue from the sale of Bidi Sticks in the foreseeable future. Our primary source of revenue is from KBI from royalties from PMI under the PMI License Agreement.

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

Ability to Develop and Monetize the GoFire Intellectual Property

In May 2023, the Company acquired certain vaporizer and inhalation-related technology from GoFire, Inc. through its wholly-owned subsidiary, Kaival Labs, Inc. These assets remain part of the Company’s intellectual property holdings.

The Company can give no assurance that it will derive any revenue or other benefit from these assets in the future or that they will create any value for the Company. These assets are subject to numerous risks and uncertainties, including market conditions, regulatory developments, and other factors beyond the Company’s control. As of October 31, 2025, we have fully impaired the intangible asset related to the GoFire intellectual property.

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

Going Concern

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

We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and sustain operations. As discussed in Note 3, conditions and other factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

There can be no assurance that we will be able to obtain additional capital or generate revenues sufficient to sustain operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these or other risks or uncertainties.

Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for the next twelve months from the date of filing this report. As of January 31, 2026, we had working capital of $497,068 and total cash of $797,500. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We will need to raise additional capital to fund our operations. There can be no assurance that capital will be available to us on reasonable terms, if at all. Should capital not be available on acceptable terms, we may be required to take other actions to preserve liquidity. These matters are subject to numerous risks and uncertainties, including market conditions, regulatory considerations, and other factors beyond the Company’s control.

Cash Flows:

Net cash flows used in operations was approximately $0.8 million for the first three months of fiscal year 2026, compared to $0.9 million cash flows used in operations for the first three months of fiscal year 2025. The decrease in cash flows used in operations for the first three months of fiscal year 2026 compared to the first three months of fiscal year 2025 was primarily due to changes in accounts receivable, accounts payable – RP, and operating lease.

Net cash flows provided by financing activities was approximately $1.0 million for the first three months of fiscal year 2026, compared to cash flows used in financing activities of approximately $0.6 million for the first three months of fiscal year 2025. The cash provided by financing activities for the first three months of fiscal year 2026 consisted primarily of issuance of Common Shares for cash.

Results of Operations

Three months ended January 31, 2026, compared to three months ended January 31, 2025

Revenues:

Revenues for the first quarter of fiscal year 2026 were approximately $0.1 million, compared to approximately $0.2 million in the same period of the prior fiscal year. Revenues decreased in the first quarter of 2025, primarily due to a decrease in royalty revenue.

Operating Expenses:

Total operating expenses were approximately $0.7 million for the first quarter of fiscal year 2026, compared to approximately $4.3 million for the first quarter of fiscal year 2025. The decrease is primarily from stock compensation expense of $2.9 million for share-based awards to management and members of the board of directors. For the first quarter of fiscal year 2026, operating expenses consisted primarily of professional fees of approximately $0.3 million, and all other general and administrative expenses of approximately $0.4 million. General and administrative expenses in the first quarter of fiscal year 2026 consisted primarily of salaries and wages, insurance, banking fees, business fees and state and franchise taxes. For the first quarter of fiscal year 2025, operating expenses consisted primarily of professional fees of approximately $3.4 million, and all other general and administrative expenses of approximately $0.9 million. General and administrative expenses in the first quarter of fiscal year 2025 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the first quarter of fiscal year 2026, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately ($0.6) million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately ($4.0) million for the first quarter of fiscal year 2025.

Net Loss:

As a result of the items noted above, the net loss for the first quarter of fiscal year 2026 was approximately $0.6 million, or $0.05 basic and diluted net loss per share, compared to a net loss of approximately $4.0 million, or $0.43 basic and diluted net loss per share, for the first quarter of fiscal year 2025. The decrease in the net loss for the first quarter of fiscal year 2026, as compared to the first quarter of fiscal year 2025, is primarily attributable to the decrease in revenues and decrease in operating expenses as noted above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended January 31, 2026 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2025 Annual Report for the year ended October 31, 2025.

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

As of January 31, 2026, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10K for the year ended October 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the first quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: March 13, 2026	A	/s/ Eric Mosser
Eric Mosser
Chief Executive Officer

Date: March 13, 2026	By:	/s/ Eric Morris
Eric Morris
Chief Financial Officer