Form 10-Q
period 2026-04-30
Kaival Brands Innovations Group, Inc.
filed 2026-06-16
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 10, 2026, there were 19,535,402 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	April 30, 2026	October 31, 2025
ASSETS
CURRENT ASSETS
Cash	$277,951	$534,406
Accounts receivable, net	80,000	120,000
Prepaid expenses	15,806	14,850
Notes receivable, net	50,000	—
Total current assets	423,757	669,256
TOTAL ASSETS	$423,757	$669,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$339,419	$349,289
Accounts payable - related party	30,000	50,000
Accrued expenses	75,000	170,000
Total current liabilities	444,419	569,289

TOTAL LIABILITIES	444,419	569,289

STOCKHOLDERS’ EQUITY

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of April 30, 2026 and October 31, 2025)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of April 30, 2026 and October 31, 2025)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 19,535,402 and 11,593,402 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively)	19,535	11,593

Additional paid-in capital	55,247,349	54,180,589

Accumulated deficit	(55,288,446)	(54,093,115)
TOTAL STOCKHOLDERS’ EQUITY	(20,662)	99,967
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$423,757	$669,256

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2026	2025	2026	2025
Revenues
Revenues, net	$—	$4,073	$—	$46,755
Royalty revenue	37,530	42,972	130,468	202,893
Total revenues, net	37,530	47,045	130,468	249,648

Gross profit	37,530	47,045	130,468	249,648

Operating expenses
General and administrative expenses	612,074	1,331,183	1,325,799	5,609,716
Loss on ROU asset	—	707,626	—	707,626
Total operating expenses	612,074	2,038,809	1,325,799	6,317,342

Other expense
Loss on disposal of furniture and equipment	—	(1,798)	—	(1,798)
Interest expense, net	—	(4,091)	—	(8,183)
Total other expense	—	(5,889)	—	(9,981)

Loss before income taxes provision	(574,544)	(1,997,653)	(1,195,331)	(6,077,675)

Benefit from income taxes	—	—	—	18,942

Net loss	$(574,544)	$(1,997,653)	$(1,195,331)	$(6,058,733)
Preferred stock dividend	—	—	—	(22,500)
Net loss attributable to common shareholder	$(574,544)	$(1,997,653)	$(1,195,331)	$(6,081,233)

Net loss per common share - basic and diluted	$(0.04)	$(0.17)	$(0.08)	$(0.58)

Weighted average number of common shares outstanding - basic and diluted	15,625,290	11,542,302	14,347,096	10,506,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2026

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2025	900,000	$900	11,593,402	$11,593	$54,180,589	$(54,093,115)	$99,967
Common shares canceled for services	—	—	(2,950,000)	(2,950)	2,950	—	—
Issuance of common stock	—	—	4,892,000	4,892	1,010,551	—	1,015,443
Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(620,787)	(620,787)
Balances, January 31, 2026	900,000	$900	13,535,402	$13,535	$55,196,535	$(54,713,902)	$497,068

Common shares issued for services	—	—	6,000,000	6,000	18,320	—	24,320
Stock option expense	—	—	—	—	32,494	—	32,494
Net loss	—	—	—	—	—	(574,544)	(574,544)
Balances, April 30, 2026	900,000	$900	19,535,402	$19,535	$55,247,349	$(55,288,446)	$(20,662)

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

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended
	April 30, 2026	April 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,195,331)	$(6,058,733)

Adjustments to reconcile net loss to net cash used in operating activities:
Credit Loss Expense	50,000
Stock based compensation	24,320	2,873,750
Depreciation and amortization	—	393,552
Make-whole provision	—	39,283
Loss on ROU Asset	—	707,626
Loss on disposal of furniture and equipment	—	1,798
Stock options expense	34,939	33,747
ROU operating lease expense	—	102,410

Changes in current assets and liabilities:
Accounts receivable	40,000	193,571
Prepaid expenses	(956)	278,820
Accounts payable	(9,870)	48,164
Accounts payable - related party	(20,000)	(96,683)
Accrued expenses	(95,000)	97,469
Operating lease obligations	—	(98,756)
Net cash used in operating activities	(1,171,898)	(1,483,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	(100,000)	—
Net cash used in investing activities	(100,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,015,443	—
Payments on loans payable	—	(207,616)
Payment on preferred dividends	—	(405,000)
Net cash (used in ) provided by financing activities	1,015,443	(612,616)

Net change in cash	(256,455)	(2,096,598)
Beginning cash balance	534,406	3,902,300
Ending cash balance	$277,951	$1,805,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$8,183
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Common shares canceled	$2,950	—
Preferred stock dividend	$—	$22,500

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent audited financial statements contained within the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2026 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Notes to the consolidated financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period as reported in the 2025 Annual Report, have been omitted.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of April 30, 2026, and October 31, 2025.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $27,951 and $284,406 as of April 30, 2026, and October 31, 2025, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of April 30, 2026 and October 31, 2025.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. During the three and six months ended April 30, 2026, the Company paid license fees of $32,500 and $70,000, respectively to Bidi. As of April 30, 2026 and October 31, 2025, $30,000 and $50,000, respectively, of license fees are owed to Bidi.

As of April 30, 2026 and 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $80,000 and $70,000, respectively.

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

The fair value of each option granted during the fiscal six month period ended April 30, 2026, was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

As of April
30, 2026
Expected dividend yield	0%
Expected option term (years)	5
Expected volatility	250% - 257%
Risk-free interest rate	3.92%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2026 and October 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of April 30, 2026 and October 31, 2025, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

Recent Accounting Pronouncements – Not Yet Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current receivables and current contract assets under Accounting Standards Codification 606. The update will be effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We are assessing the effects of this update on our consolidated financial statements and related disclosures.

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

In accordance with Financial Accounting Standards Board (or FASB), ASC 205 , Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and negative cash flows from operations for the six months ended April 30, 2026. We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan. In addition, our ability to continue as a going concern is adversely affected by the FDA’s denial of Bidi’s PMTA process for its non-tobacco flavored Bidi® Stick as well as our ability to continue to sell the Bidi Stick given the patent infringements claim filed by RJ Reynolds. Likewise, in April 2025, the 11th Circuit upheld FDA’s MDO for the Classic BIDI® Stick. Finally, on November 4, 2025, FDA issued a MDO for the PMTA for the non-tobacco flavored Bidi Sticks. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

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

Note 4 – Leases

During fiscal year 2025, the Company had an operating lease for office and inventory storage space with Just Pick, LLC.

Cash flow information related to the above-mentioned lease was as follows:

	April 30, 2026	April 30, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$(98,756)

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

On January 7, 2026, the Company executed a settlement agreement with Just Pick, LLC. where both parties agreed to no further payments remaining for the office lease liability. The lease liability was written off as of October 31, 2025 and the Company recognized a net gain of approximately $59,000 from the termination of the lease.

Note 5 – Notes Receivable

On March 17, 2026, the Company issued a $50,000 convertible note with an OTC company with a repayment amount of $55,000 (annual interest of 10%) on the date of maturity of March 11, 2027. Upon an event of default the Company may elect to convert the note at a fixed conversion price into common stock   of the OTC company.

On April 9, 2026, the Company issued a $50,000 note with an OTC company with a repayment amount of $55,000 on the date of maturity of July 8, 2026. The terms of the note required the OTC company to issue to us an equity kicker of 500,000 restricted shares of its common stock with piggyback registration rights. The 500,000 shares were issued to us on June 9, 2026.

Based on management’s assessment of credit risk on the notes receivables with the maturity date of March 11, 2027, the Company recognized a credit risk reserve of $50,000 as of April 30, 2026. The Company’s CEO Eric Mosser also serves as a consultant as the Chief Corporate Development Officer on the OTC company.

Note 6 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of April 30, 2026, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of April 30, 2026, the Company has accrued the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the three months ended January 31, 2026, the Company canceled 2,950,000 fully vested shares of common stock previously issued to directors, and officers as a result of the termination of the merger and share exchange agreement with Delta.

During the six months ended April 30, 2026, the Company issued 6,000,000 shares of common stock to directors and officers pursuant to grants under the Company’s Amended and Restated 2020 Stock and Incentive Compensation Plan. During the six months ended April 30, 2026, the Company recognized stock compensation cost of 24,320. The restricted shares vest with an initial 1,200,000 shares vesting immediately upon grant and the remaining shares vesting at 400,000 shares per quarter for the next 12 quarters. The fair value of the shares issued was $91,200. As of April 30, 2026, the unrecognized stock-based compensation expense related to these grants amounted to $66,880.

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

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2025	55,667	$848,028	$3.64-59.85	$15.23
Granted	7,586,060	115,308	0.02	0.02
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, April 30, 2026	7,641,727	963,336	$0.02-59.85	0.13
Exercisable, April 30, 2026	2,322,507	$862,788	$0.02-59.85	$0.36

On March 31, 2026, the Company granted 7,586,060 stock options to directors, officers and an employee. The exercise price of the granted stock options is $0.0152 and the stock options vest over a period of 1 to 3 years.

During the three months ended April 30, 2026, and 2025, the Company recognized $32,494  and $2,445, respectively of stock option expense related to outstanding stock options. The weighted-average grant-date fair value of the options granted during the three months ended April 30, 2026, was $0.02.

As of April 30, 2026, the Company had $92,024 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 2.10 years. The weighted average remaining contractual life is approximately 9.93 years for stock options outstanding as of April 30, 2026. The aggregate intrinsic value of these outstanding options as of April 30, 2026, was $119,860.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
		Aggregate	Exercise	Average
	Aggregate Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, April 30, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, April 30, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 3.07 years for common stock warrants outstanding as of April 30, 2026. As of April 30, 2026, there was no intrinsic value of outstanding stock warrants.

Note 7 – Related-Party Transactions

License Fees and Accounts Payable

The KBI License agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. Bidi is considered a related party because it beneficially owns more than 10% of the Company’s outstanding common stock.

During the three and six months ended April 30, 2026, the Company paid license fees of approximately $32,500 and $70,000 , respectively to Bidi. As of April 30, 2026, the Company had a payable to Bidi of $30,000 related to the PMI License Agreement.

During the three and six months ended April 30, 2025, the Company paid license fees of approximately $90,000 and $198,215, respectively to Bidi. As of April 30, 2025, the Company had a payable to Bidi of $35,000 related to the PMI License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the six months ended April 30, 2026 , included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2025 , contained in the 2025  Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

Going Concern

In accordance with Financial Accounting Standards Board (or FASB), ASC 205 , Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

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

 Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for the next twelve months from the date of filing this report. As of April 30, 2026, we had a working capital deficit of $20,662 and total cash of $277,951. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows:

Net cash flows used in operations was approximately $1.2 million for the first six months of fiscal year 2026, compared to $1.5 million cash flows used in  operations for the first six months of fiscal year 2025. The decrease in cash flows used in  operations for the first six months of fiscal year 2026 compared to the first six months of fiscal year 2025 was primarily due to the decrease of accrued expenses.

Net cash flows used in  investing activities was approximately $100 thousand for the first six months of fiscal year 2026, compared to cash flows used in financing activities of approximately zero for the first six months of fiscal year 2025. The cash used in  investing activities for the six months of fiscal year 2026 consisted primarily of investing activities in notes receivable.

Net cash flows provided by financing activities was approximately $1.0 million for the first six months of fiscal year 2026, compared to cash flows used in financing activities of approximately $0.6 for the first six months of fiscal year 2025. The cash provided by financing activities for the first six months of fiscal year 2026 consisted primarily of proceeds from the issuance of Common Stock.

Results of Operations

Three months ended April 30, 2026, compared to three months ended April 30, 2025

Revenues:

Revenues for the second quarter of fiscal year 2026 were approximately $38 thousand, compared to approximately $47 thousand in the same period of the prior fiscal year. Revenues decreased in the second quarter of 2026, primarily due to a decrease in royalty revenue.

Cost of Revenue, Net and Gross Profit:

Gross profit in the second quarter of fiscal year 2026 was approximately $38 thousand, or approximately 100.0% of revenues, net, compared to approximately $47 thousand or approximately 100%, of revenues, net, for the second quarter of fiscal year 2025. Total cost of revenue, net was zero for the second quarter of fiscal year 2026 and 2025.

Operating Expenses:

Total operating expenses were approximately $0.6   million for the second quarter of fiscal year 2026, compared to approximately $2.0 million for the second quarter of fiscal year 2025. The decrease is primarily from amortization expense, legal fees and the loss on the ROU asset in 2025.   For the second quarter of fiscal year 2026, operating expenses consisted primarily of professional fees of approximately $0.3 million, and all other general and administrative expenses of approximately $0.3  million. General and administrative expenses in the second quarter of fiscal year 2026 consisted primarily of salaries and wages, insurance, banking fees, business fees and state and franchise taxes.

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

Income Taxes:

During the second quarter of fiscal year 2026, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $0.6   million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $2.0 million for the second quarter of fiscal year 2025.

Net Loss:

As a result of the items noted above, the net loss for the second quarter of fiscal year 2026 was approximately $0.6   million, or $0.04  basic and diluted net loss per share, compared to a net loss of approximately $2.0 million, or $0.17 basic and diluted net loss per share, for the second quarter of fiscal year 2025. The decrease in the net loss for the second quarter of fiscal year 2026, as compared to the second quarter of fiscal year 2025, is primarily attributable to the decrease of loss on ROU asset and decrease in general and administrative expenses.

Six months ended April 30, 2026, compared to six months ended April 30, 2025

Revenues:

Revenues for the six months ended April 30, 2026, were approximately $0.1 million, compared to $0.2 million for the six months ended April 30, 2025. Revenues decreased during the six months ended April 30, 2026, compared to the six months ended April 30, 2025, primarily due to a decrease in royalty sales.

Operating Expenses:

Total operating expenses were approximately $1.3 million for the six months ended April 30, 2026, compared to approximately $6.3 million for the six months ended April 30, 2025.   The decrease in operating expenses primarily related to consulting fees and legal fees. For the six months ended April 30, 2026, operating expenses consisted primarily of stock option expense of $13 thousand, professional fees totaling approximately $0.1 million, and all other general and administrative expenses of approximately $1.2 million. General and administrative expenses during the six months ended April 30, 2026, consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

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

Income Taxes:

During the six months ended April 30, 2026, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $1.2 million for the six months ended April 30, 2026. Similarly, we did not accrue a tax provision for income taxes during the six months ended April 30, 2025, due to the pre-tax loss of approximately $6.1 million for the six months ended April 30, 2025.

Net Loss:

The net loss for the first six months ended April 30, 2026, was approximately $1.2  million, or $0.08 basic and diluted net loss per share, compared to net loss for the six months ended April 30, 2025, which was approximately $6.1 million, or $0.58 basic and diluted net loss per share. The decrease in the net loss for the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, is primarily attributable to the decrease in the loss on ROU asset and lower sales revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the six months ended April 30, 2026  from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2025 Annual Report for the year ended October 31, 2025.

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

As of April 30, 2026, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the first quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: June 15, 2026	A	/s/ Eric Mosser
Eric Mosser
Chief Executive Officer

Date: June 15, 2026	By:	/s/ Eric Morris
Eric Morris
Chief Financial Officer