Form 10-Q
period 2026-07-31
Kaival Brands Innovations Group, Inc.
filed 2026-09-14
CIK 1762239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 10, 2026, there were 19,535,402 shares of common stock, $0.001 par value, outstanding.

KAIVAL BRANDS INNOVATIONS GROUP, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 (this “Report”) contain or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results, including, without limitation, statements related to:

●	our substantial reliance on, and efforts to diversify our business from, the business of our affiliate Bidi Vapor, LLC (“Bidi”);

●	our inability to import and sell the Bidi Stick due to a patent infringement claim filed by R.J. Reynolds Vapor Company, R.J. Reynolds Tobacco Company, and RAI Services Company with the International Trade Commission (the “ITC”) against Bidi, us, and forty (40) other respondents (the “ITC Complaint”) and the ongoing investigation of the ITC in connection with the ITC Complaint;

●	our ability to raise required funding in the form of debt or equity both in the near and longer term;

●	whether we will realize any value or benefit from the intellectual property assets we acquired from GoFire, Inc. on May 30, 2023;

●	the impact of the FDA’s marketing denial order (“MDO”) in January 2024 regarding the Classic BIDI® Stick tobacco-flavored ENDS product, and the November 2025 MDO for the non-tobacco flavored BIDI® Sticks, which has the potential to have a substantial adverse impact on our company;

●	the denial of Bidi Vapor’s petition with the 11th Circuit Court of Appeals regarding the January 2024 MDO related to Classic BIDI® Stick;

●	our substantial reliance on our relationship with, and the results of marketing and sales activity by, Philip Morris International, to whom we have licensed international rights to distribute Bidi products and from whom we are entitled to receive royalty payments, which are currently our primary source of revenue;

●	the impact of government regulation, laws or consumer preferences generally, or changes thereto, that could affect our business; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs of, our current and planned business initiatives, including matters over which we have little or no control.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 Kaival Brands Innovations Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	July 31, 2026	October 31, 2025
ASSETS
CURRENT ASSETS
Cash	$133,221	$534,406
Accounts receivable	135,254	120,000
Prepaid expenses	8,250	14,850
Total current assets	276,725	669,256
NON-CURRENT ASSETS
Equity investment	21,000	—
TOTAL ASSETS	$297,725	$669,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$382,132	$349,289
Accounts payable - related party	55,000	50,000
Accrued expenses	105,000	170,000
Total current liabilities	542,132	569,289

TOTAL LIABILITIES	542,132	569,289

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized
Series A Convertible Preferred stock ($0.001 par value, 3,000,000 shares authorized, none issued and outstanding as of July 31, 2026 and October 31, 2025)	—	—

Series B Convertible Preferred stock ($0.001 par value, 900,000 shares authorized, 900,000 issued and outstanding as of July 31, 2026 and October 31, 2025)	900	900

Common stock ($.001 par value, 1,000,000,000 shares authorized, 19,535,402 and 11,593,402 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively)	19,535	11,593

Additional paid-in capital	55,267,472	54,180,589

Accumulated deficit	(55,532,314)	(54,093,115)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(244,407)	99,967
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$297,725	$669,256

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2026	2025	2026	2025
Revenues
Revenues, net	$—	$—	$—	$46,755
Royalty revenue	55,254	142,425	185,722	345,318
Total revenues, net	55,254	142,425	185,722	392,073

Operating expenses
General and administrative expenses	314,422	700,944	1,640,221	6,310,660
Loss on ROU asset	—	—	—	707,626
Total operating expenses	314,422	700,944	1,640,221	7,018,286

Other income (expense)
Loss on disposal of furniture and equipment	—	—	—	(1,798)
Interest income (expense), net	15,300	(836)	15,300	(9,019)
Total other income (expense)	15,300	(836)	15,300	(10,817)

Loss before income taxes provision	(243,868)	(559,355)	(1,439,199)	(6,637,030)

Benefit from (provision for) income taxes	—	—	—	18,942

Net loss	$(243,868)	$(559,355)	$(1,439,199)	$(6,618,088)
Preferred stock dividend	—	—	—	(22,500)
Net loss attributable to common shareholder	$(243,868)	$(559,355)	$(1,439,199)	$(6,640,588)

Net loss per common share - basic and diluted	$(0.02)	$(0.05)	$(0.10)	$(0.61)

Weighted average number of common shares outstanding - basic and diluted	15,136,867	11,542,302	14,070,627	10,855,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended July 31, 2026

(Unaudited)

	Convertible Preferred Shares (Series B)	Par Value Convertible Preferred Shares (Series B)	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, October 31, 2025	900,000	$900	11,593,402	$11,593	$54,180,589	$(54,093,115)	$99,967
Common shares canceled for services	—	—	(2,950,000)	(2,950)	2,950	—	—
Issuance of common stock	—	—	4,892,000	4,892	1,010,551	—	1,015,443
Stock option expense	—	—	—	—	2,445	—	2,445
Net loss	—	—	—	—	—	(620,787)	(620,787)
Balances, January 31, 2026	900,000	$900	13,535,402	$13,535	$55,196,535	$(54,713,902)	$497,068

Common shares issued for services	—	—	6,000,000	6,000	18,320	—	24,320
Stock option expense	—	—	—	—	32,494	—	32,494
Net loss	—	—	—	—	—	(574,544)	(574,544)
Balances, April 30, 2026	900,000	$900	19,535,402	$19,535	$55,247,349	$(55,288,446)	$(20,662)

Vesting of restricted stock	—	—	—	—	5,910	—	5,910
Stock option expense	—	—	—	—	14,213	—	14,213
Net loss	—	—	—	—	—	(243,868)	(243,868)
Balances, July 31, 2026	900,000	$900	19,535,402	$19,535	$55,267,472	$(55,532,314)	$(244,407)

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

Kaival Brands Innovations Group, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2026	July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,439,199)	$(6,618,088)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Credit loss expense	94,300	—
Stock based compensation	30,230	2,873,750
Depreciation and amortization	—	590,154
Make-whole provision	—	39,283
Loss on ROU Asset	—	707,626
Loss on disposal of furniture and equipment	—	1,798
Stock options expense	49,152	36,192
ROU operating lease expense	—	102,410

Changes in current assets and liabilities:
Accounts receivable	(15,254)	143,571
Prepaid expenses	6,600	322,229
Accounts payable	32,843	140,579
Accounts payable - related party	5,000	(71,683)
Accrued expenses	(65,000)	(189,821)
Accretion of discount on note receivable	(15,300)	—
Operating lease obligations	—	(98,758)
Net cash used in operating activities	(1,316,628)	(2,020,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	(100,000)	—
Net cash used in investing activities	(100,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,015,443	—
Payments on loans payable	—	(207,616)
Payment on preferred dividends	—	(405,000)
Net cash provided by (used in) financing activities	1,015,443	(612,616)

Net change in cash	(401,185)	(2,633,374)
Beginning cash balance	534,406	3,902,300
Ending cash balance	$133,221	$1,268,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$9,019
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS
Common shares canceled	$2,950	$—
Equity securities received as consideration on note receivable	$21,000	—
Preferred stock dividend	$—	$22,500

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

Kaival Holdings, LLC is a minority common stockholder of the Company. Holdings is not a party to the distribution agreement with Bidi, the KBI License Agreement, the PMI License Agreement, or any other operating contract with the Company.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of July 31, 2026, and October 31, 2025.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits according to the ownership category in which the funds are insured and how the accounts are titled. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company had uninsured cash of $0 and $284,406 as of July 31, 2026, and October 31, 2025, respectively.

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

Based upon management’s assessment of the accounts receivable aging and the customers’ payment history, the Company has determined that no reserve for credit losses is required as of July 31, 2026 and October 31, 2025.

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

During the fiscal year ended October 31, 2025, the Company determined that it would no longer be using the leased office space in its business operations and wrote off the related right-of-use assets and liability accounts.

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

Royalty Revenue

On June 13, 2022, KBI entered into the PMI License Agreement with PMPSA, effective as of May 13, 2022 (the “PMI Commencement Date”). Pursuant to the PMI License Agreement, KBI granted PMPSA an exclusive irrevocable license to use its technology, documentation, and intellectual property to make, distribute, and sell disposable nicotine e-cigarettes Products based on the intellectual property in certain international markets set forth in the PMI License Agreement (the “PMI Markets”). The Company has the exclusive international distribution rights to the Products and, in order to allow KBI to fulfill its obligations set forth in the PMI License Agreement, has contributed the international distribution rights for the PMI Markets to KBI as set forth in a Capital Contribution Agreement, dated June 10, 2022. The sublicense granted to PMPSA is exclusive in the PMI Markets and neither KBI nor any of its affiliates can sell, promote, use, or distribute any competing products in the PMI Markets for the duration of the term of the PMI License Agreement and any Sell-Out Period (as defined in the PMI License Agreement). PMPSA will be responsible for any regulatory filings necessary to sell the Products in the PMI Markets. Both KBI and PMPSA agree to work together in the registration and maintenance of the Intellectual Property, but KBI will bear all cost and expense to implement the registration strategy. Finally, PMPSA has agreed to potential future development services with KBI in the PMI Markets and has been granted certain rights with respect to potential future products.

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

The KBI License Agreement provides that KBI shall pay Bidi license fees equivalent to 50% of the adjusted earned royalty payments, after any offsets due to jointly agreed costs such development costs incurred for entry to specific international markets. The Company paid license fees to Bidi of $0 and $70,000 during the three and nine months ended July 31, 2026, respectively. As of July 31, 2026 and October 31, 2025, $55,000 and $50,000, respectively, of license fees are owed to Bidi.

As of July 31, 2026 and October 31, 2025, amounts receivable from PMPSA in connection with the PMI License Agreement totaled $135,254 and $120,000, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2026 and October 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and loans payable. As of July 31, 2026 and October 31, 2025, the Company did not have any financial assets or liabilities measured and recorded at fair value on a recurring basis.

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

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and negative cash flows from operations for the nine months ended July 31, 2026. We will need significant additional funds to satisfy our outstanding payables, fund our working capital, and fully implement our business plan. U.S. distribution of BIDI® Stick products has ceased. Our ability to continue as a going concern depends on royalty receipts under the PMI License Agreement and our ability to raise additional capital. FDA marketing-denial orders applicable to Bidi’s products and the ITC patent proceeding involving those products may continue to affect royalty receipts. All of these factors raise substantial doubt regarding our ability to continue as a going concern.

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

Note 4 – Leases

During fiscal year 2025, the Company had an operating lease for office and inventory storage space with Just Pick, LLC.

Cash flow information related to the above-mentioned lease was as follows:

	July 31, 2026	July 31, 2025
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$(102,410)

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

On April 9, 2026, the Company issued a $50,000 note with an OTC company with a repayment amount of $55,000 on the date of maturity of July 8, 2026. The terms of the note required the OTC company to issue to us an equity kicker of 500,000 restricted shares of its common stock with piggyback registration rights. The 500,000 shares were issued to us on April 9, 2026.

On July 30, 2026, the Company and the OTC company agreed to extend the maturity date of the $50,000 note to September 6, 2026. The parties agreed to additional extension interest of $3,500 and additional equity of 150,000 shares. The note receivable is past due as of the filing of this report.

Based on management’s assessment of credit risk on the two note receivables, the Company recognized a credit risk reserve of $94,300 as of July 31, 2026. The Company’s Chief Executive Officer previously served as a consultant to the obligor on that note   maturing on March 11, 2027. That consulting arrangement is inactive, and he holds no equity of the obligor issued as compensation.

Note 6 – Stockholders’ Equity

Series B Convertible Preferred Stock

On May 30, 2023, the Company issued 900,000 shares of the Series B Preferred Stock as consideration for the GoFire asset purchase. The Series B Preferred Stock carries no voting rights except: (i) with respect to the ability of the holders of a majority of the then outstanding Series B Preferred Stock (the “Majority Holders”), to nominate a director to the Company’s board of directors, and (ii) that the vote of the Majority Holders is necessary for effecting any amendment to the Company’s Certificate of Incorporation or Certificate of Designation that affects the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company at a redemption price of $15 per share, subject to potential downward adjustments based on the trading price of the Common Stock. Subject to additional limitations in the GoFire APA, the Series B Preferred Stock holds seniority over the Common Stock and each other class of series of securities now existing or hereafter authorized with respect to dividend rights, the distribution of assets upon liquidation, and dissolution and redemption rights. Upon a liquidation and winding up of the Company, the holders of Series B Preferred Stock are entitled to a liquidation preference of $15 per share (the “Liquidation Preference”), though the redemption may be adjusted downward based on the trading price of the Common Stock at the time of liquidation. The holders of Series B Preferred Stock are entitled to receive a dividend equal to 2% of the Liquidation Preference, accruing from the Closing Date and payable on the eighteen-month anniversary of the Closing Date. Amounts payable in respect of the Series B Dividend shall begin to accrue on a daily basis, be cumulative from and including the Original Issue Date, whether or not the Corporation has funds legally available for such dividends or such dividends are declared, shall compound on each six month anniversary of the Original Issue Date and shall be payable in arrears on the 18-month anniversary of the Original Issue Date. No preemptive rights are granted to the holders of Series B Preferred Stock. The Majority Holders have the ability to cause a voluntary conversion of the Series B Preferred Stock into Common Stock at a conversion rate of 0.3968 shares of Common Stock per share of Series B Preferred Stock which may only occur on or after the following dates 18-month, 24 month, 36 month, 48 month, and 60 month anniversary of the original issuance date; and only up to 180,000 shares of Series B Preferred Stock on each of these dates. All shares of Series B Preferred Stock will automatically convert to Common Stock upon the occurrence of a Change of Control (as defined in the GoFire APA). On December 3, 2024, the Company paid accrued dividends of $405,000 to Series B shareholders. As of July 31, 2026, the Company had zero accrued dividend payable to Series B shareholders and no further dividends will be accrued or paid.

Pursuant to the GoFire APA, the Company is required to use commercially reasonable efforts to register the APA Shares and Warrant Shares with the SEC for distribution to GoFire’s stockholders and/or public resale by such stockholders within 180 days of the Closing Date. In addition, if any Series B Preferred Stock remains outstanding nineteen (19) months after the Closing Date, the Company shall use commercially reasonable efforts to file with the SEC a subsequent registration statement registering the distribution to GoFire’s stockholders and/or public resale Series B Conversion Shares by such stockholders. If such subsequent registration statement is required, the Company will use its commercially reasonable efforts to obtain effectiveness of such subsequent registration statement within nineteen (19) months of the Closing Date, and if the Company does not so register the Series B Conversion Shares within nineteen (19) months of the Closing Date, the Company will issue to GoFire or its designee an additional ten percent (10%) of all of the Series B Conversion Shares underlying the then outstanding shares of Series B Preferred Stock. All of the securities issued as consideration for the Purchased Assets are subject to a lock-up agreement that terminates one hundred eighty (180) days from the Closing Date. As of July 31, 2026, the Company has accrued the additional ten percent (10%) of all of the Series B Conversion Shares of $39,283.

Common Stock

During the nine months ended July 31, 2026, the Company canceled 2,950,000 fully vested shares of common stock previously issued to directors and officers in connection with the termination of the merger and share exchange agreement with Delta.

During the three and nine months ended July 31, 2026, the Company issued zero and 6,000,000 shares of common stock, respectively, to directors and officers pursuant to grants under the Company's Amended and Restated 2020 Stock and Incentive Compensation Plan. The restricted shares vest as to 1,200,000 shares immediately upon the date of grant, with the remaining 4,800,000 shares vesting at a rate of 400,000 shares per quarter over the following 12 quarters, subject to continued service. As of July 31, 2026, 2,000,000 shares had vested and 4,000,000 shares remained unvested. The Company recognized stock compensation cost of $5,910 and $30,230 during the three and nine months ended July 31, 2026, respectively. As of July 31, 2026, unrecognized compensation cost related to unvested restricted shares was $60,970, which is expected to be recognized over the next 10 quarters.

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

Stock Options

Summary of stock options information is as follows:

	Aggregate	Aggregate	Exercise Price	WA Exercise
	Number	Exercise Price	Range	Price
Outstanding, October 31, 2025	55,667	$848,028	$3.64-59.85	$15.23
Granted	7,586,060	115,308	0.02	0.02
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, July 31, 2026	7,641,727	963,336	$0.02-59.85	0.13
Exercisable, July 31, 2026	3,119,617	$884,752	$0.02-59.85	$0.28

On March 31, 2026, the Company granted 7,586,060 stock options to directors, officers and an employee. The exercise price of the granted stock options is $0.0152 and the stock options vest over a period of 1 to 3 years.

During the three and nine months ended July 31, 2026, the Company recognized $14,213 and $49,152, respectively, of stock option expense related to outstanding stock options. During the three and nine months ended July 31, 2025, the Company recognized $2,445 and $36,192, respectively, of stock option expense related to outstanding stock options. The weighted-average grant-date fair value of the options granted during the nine months ended July 31, 2026, was $0.02.

As of July 31, 2026, the Company had $77,506 of unrecognized expenses related to options, which is expected to be recognized over a weighted-average period of approximately 2.11 years. The weighted average remaining contractual life is approximately 9.66 years for stock options outstanding as of July 31, 2026. The aggregate intrinsic value of these outstanding options as of July 31, 2026, was $75,102.

Warrants

Warrant information as of the periods indicated is as follows:

				Weighted
		Aggregate	Exercise	Average
	Aggregate Number	Exercise Price	Price Range	Exercise Price
Outstanding, October 31, 2025	5,754,686	$19,826,116	$1.16-126.00	$3.45
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited, or expired	—	—	—	—
Outstanding, July 31, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45
Exercisable, July 31, 2026	5,754,686	$19,826,116	$1.16-126.00	$3.45

The weighted average remaining contractual life is approximately 2.81 years for common stock warrants outstanding as of July 31, 2026. As of July 31, 2026, there was no intrinsic value of outstanding stock warrants.

Note 7 – Related-Party Transactions

License Fees and Accounts Payable

Bidi is a related party of the Company. The Company and Bidi remain parties to an exclusive U.S. distribution agreement, under which the Company no longer generates product revenue, and to the KBI License Agreement, under which KBI pays Bidi 50% of adjusted earned royalties received under the PMI License Agreement.

During the three and nine months ended July 31, 2026, the Company paid license fees of approximately $0 and $70,000, respectively to Bidi. As of July 31, 2026, the Company had a payable to Bidi of $55,000 related to the PMI License Agreement.

During the three and nine months ended July 31, 2025, the Company paid license fees of approximately $30,000 and $228,215, respectively to Bidi. As of July 31, 2025, the Company had a payable to Bidi of $60,000 related to the PMI License Agreement.

Note 8 – Subsequent Events

On August 15, 2026, the Company granted a non-qualified option to purchase 250,000 shares of common stock to a director, with an exercise price of $0.0273 per share and a term of 10 years. The options vested on the earlier of December 31, 2026 or the consummation of a change in control as defined in the stock option agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto for the nine months ended July 31, 2026, included under Item 1 – Financial Statements in this Report and our audited financial statements and notes thereto for the year ended October 31, 2025, contained in the 2025 Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

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

On September 11, 2025, Kaival Brands Innovations Group, Inc., (the “Company”) and Delta Corp Holdings Limited, a company incorporated in England and Wales (together with its successors and assigns, “Delta”) entered into a Business Combination Termination and Release Agreement (the “Termination Agreement”) pursuant to Section 10.1(a) of the Merger Agreement (the “Merger Agreement") among the Company, Delta, Delta Corp Holdings Limited, a Cayman Islands exempted company, KAVL Merger Sub Inc. and Delta Corp Cayman Limited.

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

 Liquidity and Capital Resources

We believe we will not have sufficient cash on hand to support our operations for the next twelve months from the date of filing this report. As of July 31, 2026, we had a working capital deficit of $265,407 and total cash of $133,221. As discussed above, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

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

Cash Flows:

Net cash flows used in operations was approximately $1.3 million for the first nine months of fiscal year 2026, compared to $2.0 million cash flows used by operations for the first nine months of fiscal year 2025. The decrease in cash flows used in operations for the first nine months of fiscal year 2026 compared to the first nine months of fiscal year 2025 was primarily due to the decrease of accrued expenses, depreciation and amortization, and stock- based compensation.

Net cash flows provided by financing activities was approximately $1.0 million for the first nine months of fiscal year 2026, compared to cash flows used in financing activities of approximately $0.6 million for the first nine months of fiscal year 2025. The cash provided by financing activities for the first nine months of fiscal year 2026 consisted primarily of proceed from the issuance of Common Stock.

Results of Operations

Three months ended July 31, 2026, compared to three months ended July 31, 2025

Revenues:

Revenues for the third quarter of fiscal year 2026 were approximately $55 thousand, compared to approximately $142 thousand in the same period of the prior fiscal year. Revenues decreased in the third quarter of 2026, primarily due to a decrease in royalty revenue.

Cost of Revenue, Net and Gross Profit:

Gross profit in the third quarter of fiscal year 2026 was approximately $55 thousand, or approximately 100.0% of revenues, net, compared to approximately $142 thousand or approximately 100%, of revenues, net, for the third quarter of fiscal year 2025. Total cost of revenue, net was zero for the third quarter of fiscal year 2026, compared to zero for the third quarter of fiscal year 2025.

Operating Expenses:

Total operating expenses were approximately $0.3 million for the third quarter of fiscal year 2026, compared to approximately $0.7 million for the third quarter of fiscal year 2025. The decrease is primarily from decrease in General and administrative expenses. For the third quarter of fiscal year 2026, operating expenses consisted primarily of professional fees of approximately $0.1 million, and all other general and administrative expenses of approximately $0.2 million. General and administrative expenses in the third quarter of fiscal year 2026 consisted primarily of salaries and wages, insurance, banking fees, and business fees.

For the third quarter of fiscal year 2025, operating expenses consisted primarily of professional fees of approximately $0.2 million, and all other general and administrative expenses of approximately $0.5 million. General and administrative expenses in the third quarter of fiscal year 2025 consisted primarily of salaries and wages, insurance, lease expense, project expenses, banking fees, business fees and state and franchise taxes.

Income Taxes:

During the third quarter of fiscal year 2026, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $0.2 million. Similarly, we did not accrue a provision for income taxes, due to the pre-tax loss of approximately $0.6 million for the third quarter of fiscal year 2025.

Net Loss:

As a result of the items noted above, the net loss for the third quarter of fiscal year 2026 was approximately $0.2 million, or $0.02 basic and diluted net loss per share, compared to a net loss of approximately $0.6 million, or $0.05 basic and diluted net loss per share, for the third quarter of fiscal year 2025. The decrease in the net loss for the third quarter of fiscal year 2026, as compared to the third quarter of fiscal year 2025, is primarily attributable to the decrease in general and administrative expenses.

Nine months ended July 31, 2026, compared to nine months ended July 31, 2025

Revenues:

Revenues for the nine months ended July 31, 2026, were approximately $0.2 million, compared to $0.4 million for the nine months ended July 31, 2025. Revenues decreased during the nine months ended July 31, 2026, compared to the nine months ended July 31, 2025, primarily due to a decrease in royalty sales.

Cost of Revenue and Gross Profit:

Gross profit for the nine months ended July 31, 2026, was approximately $0.2 million, compared to gross profit of approximately $0.4 million for the nine months ended July 31, 2025. Total cost of revenue was zero million for the nine months ended July 31, 2026, compared to zero million for the nine months ended July 31, 2025. The decrease in gross profit for the nine months ended July 31, 2026 compared to the nine months ended July 31, 2025, is due to the decrease in royalty sales during the nine months ended July 31, 2026.

Operating Expenses:

Total operating expenses were approximately $1.6 million for the nine months ended July 31, 2026, compared to approximately $7.0 million for the nine months ended July 31, 2025. For the nine months ended July 31, 2026, operating expenses consisted primarily of stock option expense of $49 thousand, professional fees totaling approximately $0.7 million, and all other general and administrative expenses of approximately $0.8 million. General and administrative expenses during the nine months ended July 31, 2026, consisted primarily of salaries and wages, insurance, project expenses, banking fees, business fees and state and franchise taxes.

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

Income Taxes:

During the nine months ended July 31, 2026, we did not accrue a tax provision for income taxes, due to the pre-tax loss of approximately $1.4 million for the nine months ended July 31, 2026. Similarly, we did not accrue a tax provision for income taxes during the nine months ended July 31, 2025, due to the pre-tax loss of approximately $6.6 million for the nine months ended July 31, 2025.

Net Loss:

The net loss for the nine months ended July 31, 2026, was approximately $1.4 million, or $0.10 basic and diluted net loss per share, compared to net loss for the nine months ended July 31, 2025, which was approximately $6.6 million, or $0.61 basic and diluted net loss per share. The decrease in the net loss for the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025, is primarily attributable to reduced expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates during the nine months ended July 31, 2026 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2025 Annual Report for the year ended October 31, 2025.

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

As of July 31, 2026, the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our management has concluded, based on their evaluation, that the disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become party to legal proceedings that we consider to be part of the ordinary course of our business. We also are subject to the regulatory and intellectual-property matters involving Bidi Vapor, LLC described below, which may affect us even though we are not the named manufacturer.

On February 12, 2025 and November 6, 2025, counsel to a stockholder of the Company delivered written demands purporting to exercise inspection rights under Section 220 of the Delaware General Corporation Law. Counsel to a second stockholder delivered a written demand dated February 24, 2025. The demands request specified books and records of the Company. The Company produced certain Board minutes in 2025 in response to the February 12 demand and is assembling additional Board-level records. As of the date of this Report, the Company is not aware of a complaint filed in the Court of Chancery of the State of Delaware arising out of these demands. The Company reserves all rights and objections with respect to the demands, including as to form, scope, purpose, and timeliness. The Company cannot predict whether a books-and-records action will be filed or the outcome of any such action.

We are not a named party to the FDA marketing-denial proceedings or to the ITC investigation involving Bidi’s products, other than as originally named and later dismissed from ITC Investigation No. 337-TA-1410. The outcome of those or related proceedings could have a material effect on royalty revenue under the PMI license, which is currently our primary source of revenue.

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

KAIVAL BRANDS INNOVATIONS GROUP, INC.

Date: September 14, 2026	A	/s/ Eric Mosser
Eric Mosser
Chief Executive Officer

Date: September 14, 2026	By:	/s/ Eric Morris
Eric Morris
Chief Financial Officer